Form 10-Q
period 1995-03-31
AIRLEASE LTD
filed 1995-05-11
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1995

                         Commission file number 1-9259


                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                   Delaware                           94-3008908
         (State of Incorporation) (I.R.S. Employer Identification No.)


       733 Front Street, P.O. Box 193985, San Francisco, California   94119
              (Address of principal executive offices)              (Zip Code)


                                 (415) 627-9289
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                ===============================================








                                   I N D E X


                                                                   Page No.

 Part I - Financial Information:

       Item 1. Financial Statements

              Balance Sheets --
               March 31, 1995 and December 31, 1994 .....................3

              Statements of Income --
               Three months ended March 31, 1995 and 1994 ...............4

              Condensed Statements of Cash Flows
               Three months ended March 31, 1995 and 1994 ...............5

              Notes to Condensed Financial Statements ...................6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............7

 Part II - Other Information:

       Item 6. Exhibits and Reports on Form 8-K .........................9
               Signatures ...............................................10

             AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
             ===============================================


                             BALANCE SHEETS


                                                   March 31,
                                                    1995     December 31,
 (In thousands except unit data)                 (Unaudited)    1994
- - - - - --------------------------------------------------------------------------------


ASSETS

Cash .........................................   $      1   $      0
Finance leases - net .........................     92,853     93,697
Operating leases - net .......................     12,304     12,853
Notes receivable .............................      1,409        673
Prepaid expenses and other assets ............        306        319
                                                 --------   --------

    Total assets .............................   $106,873   $107,542
                                                 ========   ========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners .............   $  2,196   $  2,196
Accounts payable and accrued liabilities .....      1,355      1,259
Long-term notes payable ......................     29,300     29,525
                                                 --------   --------

    Total liabilities ........................     32,851     32,980
                                                 --------   --------


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)     73,282     73,816
General partner ..............................        740        746
                                                 --------   --------

    Total partners' equity ...................     74,022     74,562
                                                 --------   --------

    Total liabilities and partners' equity ...   $106,873   $107,542
                                                 ========   ========


- - - - - --------------------------------------------------------------------------------

See NOTES TO CONDENSED FINANCIAL STATEMENTS


             AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
             ===============================================





                          STATEMENTS OF INCOME


                                       Three Months Ended
 (Unaudited; in thousands                   March 31,
 except per unit amounts)                 1995     1994

- - - - - --------------------------------------------------------------------------------


REVENUES

Finance lease income ..................   $2,316   $2,508
Operating lease rentals ...............      751      670
Other income ..........................       36       13
                                           -----    -----

    Total revenues ....................    3,103    3,191
                                           -----    -----


EXPENSES

Interest ..............................      627      673
Depreciation - operating leases .......      522      532
Fees to general partner ...............      195      209
Investor reporting ....................       54       70
General and administrative ............       49       44
                                           -----    -----

    Total expenses ....................    1,447    1,528
                                           -----    -----


Net Income ............................   $1,656   $1,663
                                           =====    =====

Net Income Allocated To:

General Partner .......................   $   17   $   17
                                          ======   ======

Limited Partners ......................   $1,639   $1,646
                                          ======   ======

Net Income Per Limited Partnership Unit   $ 0.35   $ 0.36
                                          ======   ======

- - - - - --------------------------------------------------------------------------------

See NOTES TO CONDENSED FINANCIAL STATEMENTS


                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
               ===============================================


                            STATEMENTS OF CASH FLOWS



                                                           Three Months Ended
                                                                 March 31,
 (Unaudited; in thousands)                                  1995       1994
- - - - - --------------------------------------------------------------------------------


 NET CASH FLOWS FROM OPERATING ACTIVITIES ...............   $ 2,314    $   991
                                                            -------    -------


 CASH FLOWS FROM INVESTING ACTIVITIES

 (Increase)/decrease in notes receivable ................      (736)        17
 Rental receipts in excess of earned finance lease income       844        751
                                                            -------    -------

   Net cash from investing activities ...................       108        768
                                                            -------    -------


CASH FLOWS FROM FINANCING ACTIVITIES


Borrowing under long-term revolving loan facility .......       678      1,216
Repayment of long-term debt .............................      (903)      (828)
Distributions paid to partners ..........................    (2,196)    (2,149)
                                                             ------     ------

  Net cash used by financing activities .................    (2,421)    (1,761)
                                                             ------     ------

Increase/(decrease) in cash .............................         1         (2)
Cash at beginning of period .............................         0          2
                                                            -------    -------

   Cash at end of period ................................         1          0
                                                             ======     ======



ADDITIONAL INFORMATION

Interest paid ...........................................   $   489    $   506
                                                            =======    =======

- - - - - --------------------------------------------------------------------------------

See NOTES TO CONDENSED FINANCIAL STATEMENTS


                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                ===============================================


                    NOTES TO CONDENSED FINANCIAL STATEMENTS





1. BASIS OF PRESENTATION
   ---------------------

The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership, necessary to a fair statement of the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1994 balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 1994, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 1994.


2. NET INCOME PER LIMITED PARTNERSHIP UNIT
   ---------------------------------------

Net Income Per Limited Partnership Unit is computed by dividing the net income allocated to the Limited Partners by the weighted average units outstanding (4,625,000).

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                ===============================================


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- - - - - -------------------------------


The partnership presently has four long-term debt facilities. At March 31, 1995, the following amounts were outstanding: $14.9 million on an 8.75% non-recourse note, collateralized by three aircraft leased to USAir; $6.9 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; and $7.5 million under a non-recourse long-term revolving declining variable interest loan facility collateralized by a fourth aircraft leased to USAir. There were no outstanding amounts under the fourth facility which is collateralized by the partnership's interest in the aircraft leased to Finnair Oy. Approximately $4.3 million of the revolving facilities' borrowing capacity remains available.

Long-term borrowing at March 31, 1995 represented 19.6% of the original cost of aircraft presently owned by the partnership, including capitalized expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

In February, the partnership financed $731,000 to Continental Airlines for certain avionics and upgrades associated with the seven 737-200 aircraft on lease to Continental, bringing the outstanding notes receivable to $1,409,000. These loans, which were a condition of a Continental bankruptcy stipulation, will be repaid with interest over the two-year remaining life of the lease. The partnership's remaining obligation to fund loans to Continental under the bankruptcy stipulation is approximately $250,000.

Declared cash distributions for the fourth quarter 1994 of $2,196,000 and fourth quarter 1993 of $2,149,000 were paid in the first quarter ending March 31, 1995 and March 31, 1994, respectively. Cash distributions paid for the fourth quarter 1994 compared to the previous year's quarter were $47,000 higher, based on the improved stability of the partnership's portfolio.

In March 1995, the partnership declared a $0.47 per unit quarterly distribution amounting to $2,196,000 payable on May 15, 1995 to unitholders of record as of the close of business on March 31, 1995. Such distribution exceeded first quarter net income of $1,656,000 which resulted in a return of capital of $540,000.

Results of Operations
- - - - - ---------------------


Net income for the quarter ended March 31, 1995 was $1,656,000, a decrease of $7,000, over the comparable 1994 three-month period. Revenues decreased slightly to $3,103,000 from $3,191,000. The increase in operating lease revenues of $81,000 in the first quarter was offset by a delay of income recognition on the Trans World Airlines ("TWA") lease (as explained below) and by the scheduled decrease in finance lease income. Expenses declined 5% from the prior year's quarter, reflecting decreases in almost all categories of expenses.

TWA resumed its scheduled payments and was put back on accrual status in February and has agreed to remit the past-due amounts over the next several months. Income from these past due amounts will be recorded when received. The partnership's 50% interest in the MD-82 aircraft on lease to TWA represents 7.5% of total partnership assets at March 31, 1995.

The partnership has been advised by Continental that one of the seven 737-200 aircraft was damaged while on the ground. Although rent continues, the partnership is working with Continental to quantify the extent of the damage to determine whether it will be more economical for them to repair the aircraft or declare it a total loss and pay off their obligations under the lease. The partnership's one-third interest in the seven aircraft on lease on Continental represents 3.3% of total assets at March 31, 1995.

At March 31, 1995, all of the partnership's sixteen aircraft were on lease and all customers were current under their present lease agreements.

                       PART II.  OTHER INFORMATION


 Item 6. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

                   (a)  Exhibits
                        27. Financial Data Schedule

                   (b)  Reports on Form 8-K.
                        None.

                               SIGNATURES
                               ==========


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AIRLEASE LTD., A CALIFORNIA LIMITED
                                        PARTNERSHIP

                                       By:  Airlease Management Services, Inc.
                                            General Partner


 May 11, 1995                          By: /s/David B. Gebler
 Date
                                            David B. Gebler
                                            President



 May 11, 1995                          By: /s/Robert A. Keyes, Jr.
 Date
                                           Robert A. Keyes, Jr.
                                           Chief Financial Officer