Form 10-Q
period 1995-06-30
AIRLEASE LTD
filed 1995-07-31
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004

                                Form 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 1995

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










                                I N D E X


                                                                 Page No.

 Part I - Financial Information:

       Item 1. Financial Statements

              Balance Sheets --
               June 30, 1995 and December 31, 1994                    3

              Statements of Income --
               Three and six months ended June 30, 1995 and 1994      4

              Condensed Statements of Cash Flows
               Six months ended June 30, 1995 and 1994                5

              Notes to Condensed Financial Statements                 6

       Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations           7

 Part II - Other Information:

       Item 6. Exhibits and Reports on Form 8-K.                      9
              Signatures                                             10

            AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                             BALANCE SHEETS


                                                June 30,
                                                  1995       December 31,
(In thousands except unit data)               (Unaudited)       1994
ASSETS

Cash .........................................   $      0   $      0
Finance leases - net .........................     91,231     93,697
Operating leases - net .......................     11,754     12,853
Equipment held for lease or sale .............          0          0
Notes receivable .............................      1,255        673
Prepaid expenses and other assets ............        292        319
                                                      ---        ---
    Total assets .............................   $104,532   $107,542
                                                 ========   ========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners .............   $  2,336   $  2,196
Accounts payable and accrued liabilities .....      1,145      1,259
Long-term notes payable ......................     27,571     29,525
                                                   ------     ------
    Total liabilities ........................     31,052     32,980
                                                   ------     ------


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)     72,745     73,816
General partner ..............................        735        746
                                                      ---        ---

    Total partners' equity ...................     73,480     74,562
                                                   ------     ------

    Total liabilities and partners' equity ...   $104,532   $107,542
                                                 ========   ========


See NOTES TO CONDENSED FINANCIAL STATEMENTS

            AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                          STATEMENTS OF INCOME

                                        Three Months Ended  Six Months Ended
(Unaudited; in thousands                     June 30           June 30,
except per unit amounts)                   1995     1994     1995   1994
                                           ----     ----     ----   ----
REVENUES

Finance lease income ...................   $2,442  $2,409  $4,758  $4,917
Operating lease rentals ................      734     675   1,485   1,345
Other income                                   45     110      81     123
                                               --     ---      --     ---
     Total revenues ....................    3,221   3,194   6,324   6,385
                                            _____   _____   _____   _____

 EXPENSES

 Interest ..............................      607      676  1,234   1,349
 Depreciation - operating leases .......      522      537  1,044   1,069
 Fees to general partner ...............      200      199    395     408
 Investor reporting ....................       58       62    112     132
 General and administrative ............       41       45     90      89
                                               --       --     --      --
     Total expenses ....................    1,428    1,519   2,875  3,047
                                            -----    -----   -----  -----

 Net Income ............................   $1,793   $1,675  $3,449 $3,338
                                           ======   ======  ====== ======
 Net Income Allocated To:

 General Partner .......................   $   17   $   17  $   34 $   33
                                           ======   ======  ====== ======

 Limited Partners ......................   $1,776   $1,658  $3,415 $3,305
                                           ======   ======  ====== ======

 Net Income Per Limited Partnership Unit   $ 0.38    $0.36  $ 0.74 $ 0.71
                                           ======    =====  ====== ======

See NOTES TO CONDENSED FINANCIAL STATEMENTS

             AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                        STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                                June 30,
 (Unaudited; in thousands)                                  1995        1994
                                                            ----        ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                  $ 4,461      $ (161)
                                                          -------      ------

CASH FLOWS FROM INVESTING ACTIVITIES

Aircraft equipment purchase ............................         0       (290)
(Increase)/decrease in notes receivable ................      (582)        35
Rental receipts in excess of earned finance
 lease income ..........................................     2,467      2,312
                                                             -----      -----
  Net cash from investing activities ...................     1,885      2,057
                                                             -----      -----

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing under line of credit, net ....................      (359)     4,270
Proceeds from issuance of long-term debt ...............       425          0
Repayment of long-term debt ............................    (2,020)    (1,869)
Distributions paid to partners .........................    (4,392)    (4,298)
                                                            ------     ------
  Net cash used by financing activities ................    (6,346)    (1,897)
                                                            ------     ------
Increase/(decrease) in cash ............................         0         (1)
Cash at beginning of period ............................         0          2
                                                                 -          -

   Cash at end of period ...............................         0          1
                                                                 =          =

ADDITIONAL INFORMATION

Interest paid .........................................   $ 1,209    $ 1,222
                                                           =======    =======

See NOTES TO CONDENSED FINANCIAL INFORMATION

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                    NOTES TO CONDENSED FINANCIAL STATEMENTS





1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements reflect all adjust-ments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership, necessary to a fair statement of the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1994 balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorpo-rated by reference in the Form 10-K for the year ended December 31, 1994, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 1994.


2.  NET INCOME PER LIMITED PARTNERSHIP UNIT

Net Income Per Limited Partnership Unit is computed by dividing the net income allocated to the Limited Partners by the weighted average units outstanding (4,625,000).

             AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The partnership presently has four long-term debt facilities. At June 30, 1995, the following amounts were outstanding: $14.0 million on an 8.75% non-recourse note, collateralized by three aircraft leased to USAir; $6.7 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $6.5 million under a non-recourse long-term revolving declining variable interest loan facility collateralized by a fourth aircraft leased to USAir; and $0.4 on a non-recourse variable interest loan facility which bears interest at LIBOR plus 2.5% and is collateralized by the partnership's interest in one aircraft leased to Finnair Oy. Under an interest-rate-cap agreement, the LIBOR rate cannot exceed 8.5%. Approximately $4.3 million of the revolving facilities' borrowing capacity remains available.

Long-term borrowings at June 30, 1995 represented 18.5% of the original cost of aircraft presently owned by the partnership, including capitalized expendi-tures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first six months of 1995 amounted to $4,392,000 versus $4,298,000 in the first six months of 1994, an increase of $94,000. This increase in cash distribution reflects increased cash available from operations as defined in the Partnership Agreement.

In June 1995, the partnership declared a $0.50 per unit quarterly distribution amounting to $2,336,000, an increase of $140,000 from the prior quarterly distribution. The increase reflects receipt of past-due rent from TWA and the partnership's policy of distributing all cash available from operations which can vary based upon receipt of rent and payment of expenses. Such distribution exceeded second quarter net income of $1,793,000 which resulted in a return of capital and a decline in limited partners' equity of $543,000. The second-quarter cash distribution is payable on August 15, 1995 to unitholders of record as of the close of business on June 30, 1995.

Results of Operations

Net income for the quarter ended June 30, 1995 was $1,793,000, an increase of $118,000 or 7% over the comparable 1994 three-month period. For the six-month period ended June 30, 1995, net income was $3,449,000, an increase of 3.3% over the comparable 1994 six-month period. Improved results for the three- and six-month period primarily reflect lower borrowing costs.

Revenues for the three and six-month period ended June 30, 1995 were $3,221,000 and $6,324,000 respectively, compared with $3,194,000 and $6,385,000 for the comparable 1994 periods. Increased finance lease income for the three-month period ended June 30, 1995 reflects the recognition of past-due rents from TWA offset in part by the normal reduction in finance lease income as the portfolio matures. The decline in finance lease income for the six-month period reflects this normal reduction as the portfolio matures. Increased operating lease rentals for both the three- and six-month 1995 periods reflect the re-lease of an aircraft to Sun Jet in late 1994. Reduction in other income for both the three and six-month 1995 periods results primarily from a one-time sale of aircraft parts which occurred in the second-quarter period of 1994.

Portfolio Matters

TWA recently filed for Chapter 11 bankruptcy with a prepackaged plan of reorganization, and has reported that it could emerge from bankruptcy as soon as September 1995. The airline has also stated it expects normal operations would continue during the bankruptcy period without any impairment to the airline's trade creditors. TWA resumed making its scheduled rent payments in February, and as agreed, paid half of the past-due amount in April and the balance paid in July.

As discussed in the partnership's first quarter report, one of the seven Continental aircraft was damaged while on the ground. A determination has been made that the aircraft (which at June 30, 1995 represented less than 1% of total assets based on the partnership's one-third interest) is a total loss. The insurance proceeds are expected to cover the partnership's loss. In light of current conditions in the aircraft market and the relatively small insurance proceeds, the partnership does not intend to invest the proceeds in additional aircraft.

                       PART II.  OTHER INFORMATION


 Item 6. EXHIBITS AND REPORTS ON FORM 8-K

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



                                    AIRLEASE LTD., A CALIFORNIA LIMITED
                                    PARTNERSHIP

                                   By:  Airlease Management Services, Inc.
                                        General Partner


 July 31, 1995                     By:  /s/ David B. Gebler
 Date                                   David B. Gebler
                                        President


 July 31, 1995                      By: /s/ Robert A. Keyes, Jr.
 Date                                   Robert A. Keyes, Jr.
                                        Chief Financial Officer