Form 10-Q
period 1995-09-30
AIRLEASE LTD
filed 1995-11-09
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549-1004

                                Form 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 1995

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


                                I N D E X


                                                                   Page No.

 Part I - Financial Information:

       Item 1. Financial Statements

              Balance Sheets --
               September 30, 1995 and December 31, 1994 ...............3

              Statements of Income --
               Three and nine months ended September 30, 1995
               and 1994 ...............................................4

              Condensed Statements of Cash Flows
               Nine months ended September 30, 1995 and 1994 ..........5

              Notes to Condensed Financial Statements .................6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..........7

 Part II - Other Information:

       Item 6. Exhibits and Reports on Form 8-K .......................9
               Signatures.............................................10

             AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                             BALANCE SHEETS



                                               September 30,  December 31,
                                                   1995           1994
(In thousands except unit data)                (Unaudited)
ASSETS

Cash............................................ $       0     $      0
Finance leases - net ............................   93,194       93,697
Operating leases - net ..........................   10,792       12,853
Notes receivable ................................    1,096          673
Prepaid expenses and other assets ...............      535          319
                                                    ------       ------
     Total assets ............................... $105,617     $107,542
                                                  ========     ========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners ....... .......  $  2,803     $  2,196
Accounts payable and accrued liabilities .......     1,754        1,259
Long-term notes payable ........................    28,659       29,525
                                                    ------       ------
    Total liabilities ...........................   33,216       32,980
                                                    ------       ------


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)     71,677       73,816
General partner ................................      724          746
                                                   ------       ------

    Total partners' equity ....................... 72,401       74,562
                                                   ------       ------

    Total liabilities and partners' equity ....  $105,617     $107,542
                                                 ========     ========

See NOTES TO CONDENSED FINANCIAL STATEMENTS

             AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                          STATEMENTS OF INCOME

                                         Three Months Ended  Nine Months Ended
 (Unaudited; in thousands                   September 30,      September 30,
 except per unit amounts)                   1995     1994       1995   1994
                                            ----     ----       ----   ----

REVENUES

Finance lease income .......................$2,413   $2,438     $7,171  $7,355
Operating lease rentals ....................   699      725      2,184   2,070
Other income ...............................    67       17        148     140
                                                --       --        ---     ---

    Total revenues ......................... 3,179    3,180      9,503   9,565
                                             -----    -----      -----   -----


EXPENSES

Interest ...................................   581      681      1,815   2,030
Depreciation - operating leases ............   581      541      1,625   1,610
Fees to general partner ....................   196      198        591     606
Investor reporting .........................    58       71        170     203
General and administrative .................    38       68        128     157
                                               ---      ---      -----   -----

    Total expenses ......................... 1,454    1,559      4,329   4,606
                                             -----    -----      -----   -----


Net Income .................................$1,725   $1,621     $5,174  $4,959
                                            ======   ======     ======  ======

Net Income Allocated To:

General Partner ............................$   17   $   16     $   52  $   50
                                            ======   ======     ======  ======

Limited Partners ...........................$1,708   $1,605     $5,122  $4,909
                                            ======   ======     ======  ======

Net Income Per Limited Partnership Unit ....$ 0.37   $ 0.35     $ 1.11  $ 1.06
                                            ======   ======     ======  ======


See NOTES TO CONDENSED FINANCIAL STATEMENTS

            AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                     STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                       September 30,
(Unaudited; in thousands)                            1995        1994
                                                     ----        ----
NET CASH FLOWS FROM OPERATING ACTIVITIES          $  7,137    $  1,466
                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

Aircraft equipment purchase                            (66)       (316)
Casualty settlement proceeds                           444          -
(Increase)/decrease in notes receivable               (423)       (221)
Rental receipts in excess of earned finance
 lease income                                          503       3,134
                                                       ---       -----

 Net cash from investing activities                    458       2,597
                                                       ---       -----
CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing under line of credit, net                    553       5,674
Proceeds from issuance of long-term debt               600           0
Repayment of long-term debt                         (2,020)     (3,292)
Distributions paid to partners                      (6,728)     (6,447)
                                                    ------      ------

 Net cash used by financing activities              (7,595)     (4,065)

                                                    ------      ------
Increase/(decrease) in cash                              0          (2)
Cash at beginning of period                              0           2
                                                     -----       -----

 Cash at end of period                            $      0    $      0
                                                  ========    ========

 ADDITIONAL INFORMATION

 Interest paid                                   $   1,356    $  1,721
                                                 =========    ========


NON-CASH INVESTING AND FINANCING ACTIVITIES
During the second quarter of 1994, accrued conversion costs were adjusted by $920,000.

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

             AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The partnership presently has four long-term debt facilities. At September 30, 1995, the following amounts were outstanding: $14.0 million on an 8.75% non-recourse note, collateralized by three aircraft leased to USAir; $6.7 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $7.4 million under a non-recourse long-term revolving declining variable interest loan facility collateralized by a fourth aircraft leased to USAir; and $0.6 on a non-recourse variable interest loan facility which bears interest at LIBOR plus 2.5% and is collateralized by the partnership's interest in one aircraft leased to Finnair Oy. Under an interest-rate-cap agreement, the LIBOR rate cannot exceed 8.5%. Approximately $2.6 million of the revolving facilities' borrowing capacity remains available.

Long-term borrowings at September 30, 1995 represent 19.2% of the original cost of aircraft presently owned by the partnership, including capitalized expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first nine months of 1995 amounted to $6,728,000 versus $6,447,000 in the first nine months of 1994, an increase of $281,000. This increase in cash distribution principally reflects increased cash available from operations as defined in the Partnership Agreement.

In September 1995, the partnership declared a $0.50 per unit quarterly distribution amounting to $2,336,000, equal to the prior quarterly distribution. Such distribution exceeded third quarter net income of $1,725,000 which resulted in a return of capital of $611,000. The partnership also declared a special cash distribution of $0.10 per unit from the casualty proceeds received on the partnership's one-third interest in one 737-200 aircraft which was declared a total loss. The partnership elected to make a special distribution after considering the small amount of casualty proceeds and the present lack of new investment opportunities which would provide an acceptable return to unitholders. Both cash distributions are payable on November 15, 1995 to unitholders of record as of the close of business on September 29, 1995. As stated in its prospectus, Airlease's intention is to distribute all cash available from operations, which can vary based upon receipt of rent and payment of expenses. The partnership may also distribute cash available from sales, refinancings, or casualty proceeds.

Results of Operations

Net income for the quarter ended September 30, 1995 was $1,725,000, an increase of $104,000 or 6% over the comparable 1994 three-month period. For the nine-month period ended September 30, 1995, net income was $5,174,000, an increase of 4.3% over the comparable 1994 nine-month period. Improved results for the three-and nine-month period primarily reflect lower interest expenses resulting from lower outstanding balances on the partnership's borrowing facilities discussed above. Total revenues for the three-and nine-month period ended September 30, 1995 were $3,179,000 and $9,503,000, respectively, compared with $3,180,000 and $9,565,000 for the comparable 1994 periods. Third quarter finance lease income declined reflecting the normal reduction as the portfolio matures. Operating rentals also declined reflecting the Continental casualty loss. Other income increased reflecting a small book gain from the casualty proceeds received on the 737-200 aircraft and higher interest income from notes receivable. For the 1995 nine-month period, finance lease income declined reflecting the normal reduction as the portfolio matures offset by the increase in operating lease rentals from the re-lease of an aircraft to Sun Jet.

Portfolio Matters

USAir, the partnership's major lessee (69% of total assets at September 30, 1995) recently announced it is holding discussions with United Airlines and American Airlines concerning possible strategic relationships up to and including acquisition of the airline. Any such discussions will be closely monitored by the partnership.

TWA (7% of total assets at September 30, 1995) emerged from bankruptcy in August, one month earlier than expected. The airline is current on its scheduled monthly rent payments.

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



                                       AIRLEASE LTD., A CALIFORNIA LIMITED
                                        PARTNERSHIP

                                       By:  Airlease Management Services, Inc.
                                            General Partner


 November 9, 1995                      By:  /s/ David B. Gebler
 Date                                       David B. Gebler
                                            President



 November 9, 1995                      By:  /s/ Robert A. Keyes, Jr.
 Date                                       Robert A. Keyes, Jr.
                                            Chief Financial Officer