Form 10-K405
period 1995-12-31
AIRLEASE LTD
filed 1996-03-28
CIK 799033

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1995

                           Commission File No. 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       California                                       94-3008908
--------------------------              ----------------------------------------
 (State of Organization)                  (I.R.S. Employer Identification No.)

733 Front Street, P.O. Box 193985, San Francisco, CA                 94119
----------------------------------------------------               ----------
    (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (415) 627-9289


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS:                             NAME OF EACH EXCHANGE
Depositary Units Representing                         ON WHICH REGISTERED:
  Limited Partner Interests                          New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X  NO
                                                 ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         Aggregate market value of Depositary Units, held by nonaffiliates of the registrant as of the close of business at March 22, 1996 was $66,575,950.00.

                               TABLE OF CONTENTS

                                                          PART I
                                                          ------

                                                                                                                     Page
                                                                                                                     ----
Item 1.    Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     3

Item 2.    Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    13

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    13

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .                    13


                                                          PART II
                                                          -------

Item 5.    Market for Registrant's Common Equity and Related  Stockholder Matters   . . . . . . . .                    14

Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    16

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    17

Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .                    19

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    19


                                                         PART III
                                                         --------

Item 10.   Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . .                    20

Item 11.   Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    22

Item 12.   Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . .                    22

Item 13.   Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . .                    23


                                                          PART IV
                                                          -------

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K  . . . . . . . . . . .                    24

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    28

Exhibits Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  A-15

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


                                     PART I

ITEM 1.      BUSINESS

   General

        Airlease Ltd., A California Limited Partnership (the "Partnership"), was formed in 1986. The General Partner is Airlease Management Services, Inc., a wholly-owned subsidiary of USL Capital Corporation ("USL Capital"). There are 3,600,000 depositary units representing limited partners' interests ("Depositary Units" or "Units") held by the public and 1,025,000 units of limited partners' interests ("Units") held by United States Airlease Holding, Inc. ("Holding"), also a wholly-owned subsidiary of USL Capital. Terms used and not defined herein have the meaning set forth in the Amended and Restated Agreement of Limited Partnership, as amended (the "Partnership Agreement"), which is incorporated herein by reference.

   Principal Investment Objectives

        The business of the Partnership is to acquire and own, either directly or through joint ventures, commercial aircraft, including complete aircraft (airframes with installed engines), spare or separate engines and rotable parts (collectively "Aircraft") and to lease such Aircraft primarily to airlines.
The Partnership's principal investment objectives are (i) to own and lease (or otherwise finance) a portfolio of leased Aircraft in order to generate income for quarterly cash distributions to holders of Units ("Unitholders"); (ii) until January 1, 2005, to use a substantial portion of the cash derived from the sale, refinancing or other disposition of Aircraft to purchase additional Aircraft if attractive investment opportunities are available; and (iii) to refinance, sell or otherwise dispose of the Aircraft in such a manner as will maximize the proceeds to the Partnership on such disposition.

        The Partnership's portfolio consists of full and undivided partial ownership interests in narrow-body (single-aisle) twin and tri-jet commercial Aircraft which were acquired as used Aircraft. Although the Partnership is permitted to do so, the Partnership does not own interests in Aircraft which were acquired as new Aircraft; nor does the Partnership own any wide-body Aircraft, such as the Boeing 747 and McDonnell Douglas MD-11, or any turboprop or prop-fan powered Aircraft.

   Aircraft Portfolio

      The following table describes the Partnership's Aircraft portfolio at December 31, 1995 and March 1, 1996.


                                 Number &                 Acquired     Current     Purchase
                                type: year   Ownership       by         lease      price(in    Type of       Noise
               Lessee           of delivery   interest  Partnership   expiration  millions)     lease    compliance(1)
               ------           -----------   --------  -----------   ----------  ---------     -----    ----------
               USAir, Inc.        5 MD-82       100%        1986         2001(3)    $91.0     Direct       Stage III
                ("USAir")         1981(2)                                                      Finance

               FedEx            1 727-200FH     100%        1987         2006       $18.5     Direct       Stage III
                                   1979                                              (4)       Finance

               Trans World        1 MD-82       50%         1988         2002       $10.1     Direct       Stage III
               Airlines            1984                                                        Finance
               ("TWA")

               Continental       6 737-200     33.3%     1986-1987       1996       $14.4     Operating    Stage II
               Airlines            1969
               ("Continental")

               Finnair Oy         1 MD-82       50%         1992         1999        $8.5     Operating    Stage III
               ("Finnair")(5)      1982

               Sun Jet           1 DC-9-51      50%         1986         1997        $4.4     Operating    Stage II
               International,      1975                                              (6)
               Inc.
               ("Sun Jet")

               1. See "Government Regulation - Aircraft Noise" below for a description of laws and regulations governing aircraft noise.



               2. The investment tax credits and the accelerated depreciation originally available upon delivery of the USAir aircraft were sold in 1981 pursuant to a tax benefit transfer lease, which terminated November, 1991. See Note 10 of Notes to Financial Statements.


               3. USAir has the right to renew the lease as to all Aircraft at the end of the initial twelve year term for an additional three years at the current quarterly rental. If USAir does not elect to renew, it is required to make a termination payment and return the Aircraft to the Partnership. See Note 2 of Notes to Financial Statements.

               4. The purchase price includes $6.9 million of conversion costs for the upgrade of the Aircraft from a Stage II passenger aircraft to a Stage III freighter.

               5. This Aircraft was sold on March 26, 1996.  See "Disposition of Aircraft," below.

               6. The purchase price includes $0.7 million related to the overhaul of the Aircraft.


         At December 31, 1995, the current book value of Aircraft by lessee as a percent of total assets was as follows: USAir, 69.8%; FedEx, 11.8%; TWA, 7.3%; Finnair, 6.5%, Continental, 2.1%, and Sun Jet, 1.4%. Revenues by lessee as a percentage of total revenue for 1995 and 1994, respectively, were as follows: USAir, 64% and 67.1%; Continental, 10.8% and 11.7%; TWA, 6.9% and 5.2%; Finnair, 9.6% and 9.6%; FedEx 4.6% and 4.6%; and Sun Jet 2.7% and 0.1%.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Partnership's lessees. TWA was in bankruptcy for a portion of 1995.

    Existing Participants in Leases

        USL Capital originally participated equally with the Partnership in all transactions except the USAir Aircraft. PS Group, Inc. ("PS Group") purchased the other one-third interest in the Continental transaction. In April 1993 the Partnership leased two aircraft (held jointly with USL Capital), which were previously off lease, to FedEx. In September 1993 the Partnership exchanged its 50% interest in the two aircraft for a 100% interest in one aircraft.

        As to transactions entered jointly between USL Capital and the Partnership, USL Capital and the Partnership have agreed (i) to act in good faith to reach agreement as to all actions which may be required with respect to the lease and that any dispute between them will be settled by arbitration;
(ii) not to transfer any interest in the related Aircraft or lease without the consent of the other, except for a transfer to an affiliate and except for a transfer described in clause (iii); and (iii) that each party has a right of first refusal to purchase any such interest prior to the transfer to any third party. As to the transactions entered jointly among USL Capital, the Partnership and PS Group, the parties have similar agreements with respect to transfers and rights of first refusal, and action under the trust agreement for those transactions requires the approval of parties holding 75% of the beneficial interest in the trust.

    Description of Leases

        All Aircraft owned by the Partnership are leased to third parties pursuant to either full-payout leases (direct finance) or operating leases. Generally, operating leases are for a shorter term than full-payout leases and, therefore, it will be necessary for the Partnership to remarket the Aircraft in order to recover its full investment. Full-payout leases are generally for a longer term and hence provide more predictable revenue than do operating leases.

        All of the Partnership's leases are net leases, which provide that the lessee will bear the direct operating costs and the risk of physical loss of the Aircraft; pay sales, use or other similar taxes relating to the lease or use of the Aircraft; maintain the Aircraft; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the specific amount set forth in the lease (which may be less than market value); and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In general, substantially all obligations connected with the ownership and operation of the leased Aircraft are assumed by the lessee and minimal obligations are imposed upon the Partnership. Default by a lessee may cause the Partnership to incur unanticipated expenses. See "Government Regulations" below.

        Certain provisions of the Partnership's leases may not be enforceable upon a default by a lessee or in the event of a lessee's bankruptcy. The enforceability of leases will be subject to limitations imposed by Federal, California, or other applicable state law and equitable principles.

        In order to encourage equipment financing to certain transportation industries, Federal bankruptcy laws traditionally have afforded special treatment to certain lenders or lessors who have provided such financing.
Section 1110 of the Bankruptcy Code implements this policy by creating a category of aircraft lenders and lessors whose rights to repossession are substantially improved. If a transaction complies with Section 1110, the transaction is not affected by the automatic stay provisions of the Bankruptcy Code (and thus, the lender or lessor may repossess the equipment) unless within 60 days after commencement of a bankruptcy proceeding, the trustee agrees to perform all obligations of the debtor under the agreement or lease and all defaults (except those relating to insolvency or insolvency proceedings) are cured within such 60-day period.

        On October 22, 1994, President Clinton signed into law the Bankruptcy Reform Act of 1994 (the "Reform Act"). The Reform Act made several changes to
Section 1110, such that it now protects all transactions involving qualifying equipment, whether the transaction is a lease, conditional sale, purchase money financing or customary refinancing. For equipment first placed in service on or prior to the date of enactment, the requirement that the lender provide purchase money financing continues to apply, but there is a "safe harbor" definition for leases, so that Section 1110 benefits will be available to the lessor without regard to whether or not the lease is ultimately determined to be a "true" lease. This safe harbor is not the exclusive test so that other leases which do not qualify under the safe harbor, but which are true leases, will continue to be covered as leases by Section 1110.

        It should be noted, however, that the Partnership may enter into transactions where it is not entitled to the benefits of Section 1110 upon insolvency of a lessee airline. The Partnership has an interest in one Aircraft leased to an operator (Finnair) based outside the United States. This Aircraft is not registered in the United States and it is not possible to file liens on the Aircraft with the Federal Aviation Administration (the "FAA"). Further, in the event of a lessee default or bankruptcy, repossession and claims will be subject to laws other than those of the United States.

    Aircraft Remarketing

        On termination of a lease and return of the Aircraft to the Partnership, the Partnership must remarket the Aircraft to realize its full investment. The remarketing of Aircraft may be through a lease or sale. The terms and conditions of any such lease will be determined at the time of the re-lease, and it is possible (although not anticipated at this time) that the lease may not be a net lease. The General Partner will evaluate the risks associated with leases which are not net leases prior to entering into any such lease.

        The General Partner has not established any standards for lessees to which it will lease aircraft and, as a result, there is no investment restriction prohibiting the Partnership from doing business with any lessee, including "start-up" airlines. However, the General Partner will analyze the credit of a potential lessee and evaluate the aircraft's potential value prior to entering into any lease.

        The six 737-200 aircraft on lease to Continental (representing 2.1% of Partnership assets) are scheduled to come off lease at December 31, 1996.
These aircraft do not comply
with the Stage III noise requirements and generally cannot be operated within the continental United States after 1999. See "Government Regulation -- Aircraft Noise," below, for further discussion. Discussions have been initiated with Continental and others to consider re-lease or sale alternatives for the aircraft.

        There were no Aircraft held for lease or sale at year-end 1994 or 1995.

    Disposition of Aircraft

        The General Partner intends to cause the Partnership to dispose of all its Aircraft by the year 2011, subject to prevailing market conditions and other factors including the income tax status of the Partnership. See "Federal Income Taxation" below for a discussion of United States tax law which may affect the timing of the disposition of the Partnership's Aircraft portfolio. Disposition of Aircraft with a view to the dissolution of the Partnership is subject to the approval of a majority of limited partners.

        Aircraft may be sold at any time whether or not the Aircraft are subject to leases if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. Since its inception, the Partnership has sold its interest in four Aircraft including the recent sale of the Finnair Aircraft as described below.

        In 1995, casualty proceeds were received on one 737-200 Aircraft on lease to Continental Airlines which was damaged in a ground accident and declared a total loss. The proceeds received exceeded the net book value of the aircraft and resulted in a net gain of $21,000. The amount of proceeds received were insufficient to reinvest in additional aircraft, and in the third quarter a special cash distribution of 10 cents per unit was declared. See discussion of "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters -- Cash Available From Sale or Refinancing."

        In March 1996, the Partnership sold its 50% interest in one MD-82 aircraft on lease to Finnair OY to a third party for approximately $6.9 million, resulting in a net gain of approximately $600,000. The Partnership had acquired its interest in this Aircraft in April 1992, for approximately $8.5 million. A portion of the sale proceeds will be used to pay off the outstanding loan balance under the non-recourse loan agreement which was collateralized by this Aircraft. The General Partner has not yet determined the best use of the remaining sale proceeds, which may include reinvestment, repayment of debt, or a special cash distribution.

        The Partnership may sell Aircraft to affiliates of the General Partner at the fair market value of the Aircraft at the time of sale as established by an independent appraisal. The General Partner will receive a Disposition or Remarketing Fee for any such sale.

    Joint Ventures/General Arrangements

        Except for the USAir Aircraft and the FedEx aircraft owned by the Partnership, the Partnership has made all of its Aircraft acquisitions on a joint venture basis with Related Entities (as defined in the Partnership Agreement) of the General Partner (e.g., USL Capital). See "Approved Partnership Investments" below, for a description of the provisions of the

Partnership Agreement governing acquisition of Aircraft by the Partnership jointly with USL Capital. Future acquisitions may or may not be made jointly. In addition, the Partnership may enter into joint ventures with other third parties (e.g., PS Group). Generally, each party to a joint venture is jointly responsible for all debts and obligations incurred by the joint venture, and the joint venture will be treated as a single entity by third parties. The Partnership may become liable to third parties for obligations of the joint venture in excess of those contemplated by the terms of the joint venture agreement. There can be no assurance that the Partnership will be able to obtain control in any joint ventures, or that, even with such control, the Partnership will not be adversely affected by the decisions and actions of the co-venturers. The General Partner attempts to ensure that all such agreements will be fair and reasonable to the Partnership, although joint ventures with affiliates of the General Partner may involve potential conflicts of interest.

    Borrowing Policies

        Under the terms of the Partnership Agreement, the Partnership may borrow funds or assume financing in an aggregate amount not exceeding 50% of the higher of the cost or fair market value at the time of the borrowing of all Aircraft owned by the Partnership. The Partnership may exceed such 50% limit for short-term borrowing so long as the General Partner uses its best efforts to comply with such 50% limits within 120 days from the date such indebtedness is incurred or if the borrowed funds are necessary to prevent foreclosure on any Partnership asset. There is no limitation on the amount of such short-term indebtedness. The General Partner is authorized to borrow for working capital purposes and to make distributions. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 5 of Notes to Financial Statements for a description of outstanding borrowing and credit facilities.

    Management of Aircraft Portfolio

        Aircraft management services are provided by the General Partner and its affiliates and by persons employed by USL Capital. The fees and expenses of these services are reviewed annually and are subject to approval by the Audit Committee of the Partnership.

    Registration of Aircraft; United States Person

        Under the Federal Aviation Act as amended (the "FAA Act") the operation of an aircraft not registered with the Federal Aviation Administration in the United States is generally unlawful Subject to certain limited exceptions, an aircraft may not be registered under the FAA Act unless it is owned by a "citizen of the United States" or a "resident alien" of the United States. In order to attempt to ensure compliance with the citizenship requirements of the FAA Act, the Partnership Agreement requires that all Unitholders (and all transferees of Units) be United States citizens or resident aliens within the meaning of the FAA Act.

    Government Regulation

        General

        The ownership and operation of aircraft in the United States are strictly regulated by the FAA, which imposes certain minimum restrictions and economic burdens upon the use, maintenance and ownership of aircraft. The FAA Act and FAA regulations contain strict provisions governing various aspects of aircraft ownership and operation, including aircraft inspection and certification, maintenance, equipment requirements, general operating and flight rules, noise levels, certification of personnel, and record keeping in connection with aircraft maintenance. FAA policy has given high priority to aviation safety, and a primary objective of FAA regulations is that an aircraft be maintained properly during its service life. FAA regulations establish standards for repairs, periodic overhauls and alterations and require that the owner or operator of an aircraft establish an airworthiness inspection program to be carried out by certified mechanics qualified to perform aircraft repairs. Each aircraft in operation is required to have a Standard Airworthiness Certificate issued by the FAA.

        Maintenance and Aircraft Aging

        The Partnership, as the beneficial owner of Aircraft, bears the ultimate responsibility for compliance with certain federal regulations. However, under all of its Aircraft leases, the lessee has the primary obligation to ensure that at all times, the use, operation, maintenance and repair of the Aircraft are in compliance with all applicable governmental rules and regulations and that the Partnership/lessor is indemnified from loss by the lessee for breach of any of these lessee responsibilities. Changes in government regulations after the Partnership's acquisition of Aircraft may increase the cost to, and other burdens on, the Partnership of complying with such regulations.

        The General Partner monitors the physical condition of the Partnership's Aircraft and periodically inspects them to attempt to ensure that the lessees comply with their maintenance and repair obligations under their leases. Maintenance is further regulated by the FAA which also monitors compliance. At lease termination, the lessees are required to return the Aircraft in airworthy condition. The Partnership may incur unanticipated maintenance expenses if a lessee were to default under a lease and the Partnership were to take possession of the leased Aircraft without such maintenance having been completed. If the lessee defaulting is in bankruptcy, the General Partner will file a proof of claim for the required maintenance expenses in the lessee's bankruptcy proceedings and attempt to negotiate payment and reimbursement of a portion of these expenses. The bankruptcy of a lessee could adversely impact the Partnership's ability to recover maintenance expense.

        As a result of investigations into the causes of several incidents of rapid in-flight aircraft decompression and fatigue cracks in critical parts, the aircraft manufacturers issued service bulletins and the FAA has also issued airworthiness directives. These bulletins and directives provide instructions to aircraft operators in the maintenance of aircraft and are intended to prevent the occurrence of similar incidents. Compliance with Airworthiness Directives is mandatory.

        On March 6, 1989, the FAA ordered extensive repairs of all older commercial aircraft. The Partnership has interests in seven such Aircraft representing 3.5% of its total 1995 assets. A formal program to control corrosion in all aircraft has also been added to the FAA mandatory requirements for maintenance for each type of aircraft. These FAA rules and proposed rules evidence the current approach to aircraft maintenance developed by the manufacturers and supported by the FAA in conjunction with an aircraft industry group. The Partnership may be required to pay for these FAA requirements if a lessee defaults or if necessary to re-lease or sell the Aircraft.

        There are more than 12,000 jet aircraft in the western fleets of the principal airlines of the world. On average these aircraft are less than 13 years old. Several hundred have been in service for 20 years or more and that number is growing. See "Aircraft Portfolio" above for a table showing the year of delivery (manufacture) and the date of lease termination of Partnership Aircraft. See "Aircraft Noise" below for a discussion of the residual value of the Partnership Aircraft portfolio at lease termination.

    Aircraft Noise

        The FAA, through regulations, has categorized certain aircraft types as Stage I, Stage II and Stage III according to the noise level as measured at three designated points. Stage I aircraft create the highest measured noise levels. Aircraft which exceed Stage I noise maximums are no longer allowed to operate from civil airports in the United States.

        The Aviation Safety and Capacity Act of 1990 bans the operation of Stage II aircraft after December 31, 1999. There are only two exemptions allowable: if full compliance produces demonstrable commercial hardship, or if the airline cannot feasibly re- engine, hushkit or replace its Stage II fleet by December 31, 1999. The states of Alaska and Hawaii are exempt from these requirements. In either case the deadline could be extended to January 1, 2003. United States airlines will not be able to operate Stage II aircraft beyond January 1, 2003, nor will they be able to obtain an exemption for more than 15% of their fleet beyond the turn of the century. If an airline cannot comply by December 31, 1999, it must prove it has a firm contract in place to retrofit or replace its Stage II aircraft. Airlines are required to file a report annually detailing the current noise compliance status of their fleet and how they plan to achieve further compliance targets. The FAA has produced a phase-out schedule of Stage II aircraft in the United States. The noise policy includes a timetable setting out mandatory levels for the increased phase-in of Stage III aircraft by the airlines until the end of this century.

        The Aviation Safety and Capacity Act of 1990 also allows United States airports to impose their own Stage II noise bans before the formal cut-off date, provided that an analysis of the costs and benefits of the restriction is presented and 180 days are allowed for public comment. The Act affects about 2,500 Stage II aircraft operated by the United States airlines.

        Alternatives for operators of Stage II aircraft include hushkitting, re-engining and movement to jurisdictions without mandated noise compliance. Hushkit options are expected to become more plentiful. However, even when certified, there will still be considerable lag time before each program can be brought to maximum production efficiency.

        See "Aircraft Portfolio" above for a description of the Partnership's Portfolio. At December 31, 1995, the net book value of Stage II Aircraft owned by the Partnership was $3.6 million or 3.5% of total assets representing its interest in one DC-9-51 aircraft with a net book value of $1.5 million and six 737-200 aircraft with a net-book value of $2.1 million. A noise kit that will bring the DC-9-51 aircraft into compliance with Stage III noise requirements has not yet been developed. A noise kit for the 737- 200 aircraft was certificated in late 1994 which can bring these aircraft into compliance with Stage III noise requirements. The cost of the hushkit is approximately $2.0 million per Aircraft, and the Partnership will likely determine that it would be not be economically feasible to upgrade these 27 year-old aircraft.


    Acquisition of Additional Aircraft

        During the past five years, Airlease has added only one aircraft to its portfolio. In general, the Partnership cannot compete for new acquisitions because of its limited sources of capital. External financing is not readily available since most aircraft are already being used to secure existing partnership borrowings. Internal financing is limited as cash from operations is required to be distributed to unitholders and only cash from aircraft sales can be used for reinvestment. When sufficient funds do become available, the Partnership will consider additional aircraft investments. Absent attractive investment opportunities, the Partnership expects to return funds to Unitholders.

        In March 1996, the Partnership sold its 50% interest in one MD-82 Aircraft on lease to Finnair OY for approximately $6.9 million. A portion of the sale proceeds will be used to pay off the outstanding loan balance under the non-recourse loan agreement which was collateralized by this Aircraft. The General Partner has not yet determined the best use of the remaining sale proceeds, which may include reinvestment, repayment of debt, or a special cash distribution. See "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters -- Cash Available from Sale or Refinancing."

        If the Partnership were to acquire additional aircraft, it could do so in many different forms, such as in sale/leaseback transactions, by purchasing interests in existing leases from other lessors, by making loans secured by aircraft or by acquiring or financing leasehold interests in Aircraft. The Partnership is permitted to acquire aircraft from affiliates of the General Partner subject to limitations set forth in the Partnership Agreement.

    Management of the Partnership

        The General Partner of the Partnership is Airlease Management Services, Inc., a Delaware corporation, incorporated in July 1986 to act as the general partner of the Partnership. The General Partner is a wholly-owned subsidiary of USL Capital, which in turn is an indirect subsidiary of Ford Motor Company ("Ford"). The General Partner has agreed that it will remain the General Partner until at least October 1996, and USL Capital has agreed that, until such date, the General Partner will remain a Related Entity, as defined in the Partnership Agreement (unless in either case to do so would materially and adversely affect the Part-nership). Ford has announced that it is investigating and considering the sale of all or a portion of USL Capital.

    Approved Partnership Investments

        Prior to September 30, 1991, the General Partner and USL Capital were required to offer the Partnership a 50% participation interest in certain Aircraft leasing investments made by Related Entities. Since September 30, 1991, the General Partner and USL Capital may, but are not obligated to, continue to offer investment opportunities to the Partnership. The Partnership has agreed to accept suitable opportunities provided the General Partner and Related Entities make at least 20% (including their investment through ownership of Units and the General Partner's interest) of the total investment made by Related Entities and the Partnership in such transactions. In the event that the Partnership elects not to make or to make only a portion of an investment offered to it by an affiliate, the remaining investment may be made by affiliates of the General Partner or third parties. A determination that an investment is not suitable for the Partnership will be subject to subsequent review by the Audit Committee of the board of directors of the General Partner.

        In determining whether an investment is suitable for the Partnership, the General Partner will consider the following factors: the expected cash flow from the investment and whether existing Unitholders' investment will be diluted; the existing portfolio of the Partnership and the effect of the investment on the diversification of the Partnership's assets; the amount of funds available to finance the investment; the ability of the Partnership to obtain additional funds through debt financing, by issuing Units, or otherwise; the cost of such additional funds and the time needed to obtain such funds; the amount of time available to remove contingencies prior to making the investment; projected Federal income tax effect of the investment; projected residual value, if any; any legal or regulatory restrictions; and other factors deemed relevant by the General Partner.

    Leasing Industry Competition

        The aircraft leasing industry is highly competitive, offering users alternatives to the purchase of nearly every type of aircraft. Competitive conditions vary considerably depending upon the type of aircraft to be leased and the nature of the prospective lessee. In attempting to obtain commitments to lease aircraft to specific lessees, the Partnership competes with aircraft manufacturers, airlines and other operators, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft. In addition, a number of unrelated limited partnerships exist whose investment objectives are similar to the Partnership. Many of these competitors have significantly greater financial resources than the Partnership and may have greater experience than the General Partner and its affiliates in managing, leasing, operating and selling aircraft. Such competitors may offer to lease aircraft at rates lower than those which the Partnership can reasonably offer and may provide certain benefits, such as maintenance, crews, support services and trade-in privileges, which the Partnership generally cannot provide. In general the Partnership's pricing is uncompetitive for new acquisitions because of its limited sources of capital. See "Acquisition of Additional Aircraft," above.

        The Partnership could be deemed to be in competition with affiliates of the General Partner for aircraft, for purchasers, sellers or lessees of aircraft and for sources of financing. While the Partnership Agreement does not prohibit affiliates of the General Partner from making investments in aircraft, certain investments may be offered to the Partnership or be made jointly. See "Approved Partnership Investment" above.

    Federal Income Taxation

        The Partnership is considered a publicly traded partnership ("PTP") under the Revenue Act of 1987 and therefore is scheduled to lose its tax exemption effective January 1, 1998. As a result, the Partnership will be subject to Federal income tax on any taxable income at regular corporate rates prior to the payment of any cash distributions. Cash distributions to Unitholders would also be subject to personal taxation (similar to corporate dividends). Although alternatives may be available to avoid this additional level of taxation (de-listing from the New York Stock Exchange and substantially limiting trading or liquidating the Partnership), such alternatives have important consequences which must be considered carefully. Certain of these actions require Unitholder approval and will only be recommended after a thorough consideration of the advantages and disadvantages of each alternative and determining which action would be in the Unitholders' best interest. See Note 9 to Notes to Financial Statements for a description of the effect of the Partnership's use of different accounting methods for income tax and financial statement purposes and the impact of the sale of the Aircraft prior to 1998 which is an aspect of liquidating the Partnership.

ITEM 2. PROPERTIES

        The Partnership owns no real property and shares office space in the offices of its USL Capital affiliates.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Partnership units of Airlease Ltd. are traded on the New York Stock Exchange under the symbol, FLY. As of February 29, 1996, there were 1,618 holders of record of Airlease Ltd. partnership units. See Note 11 of Notes to Financial Statements for quarterly trading information regarding the Units.

    Cash Distribution

        The Partnership makes quarterly cash distributions to unitholders which are based on its cash flow from operations and are partially tax sheltered. Information on the tax status of such payments, which is necessary in the preparation of individual tax returns, is prepared and mailed to unitholders as quickly as practical after the close of each year. Distributions declared during 1994 and 1995 were as follows:

        Record Date                     Payment Date                   Per Unit
        -----------                     ------------                   --------
        March 31, 1994                  May 13, 1994                   46 cents
        June 30, 1994                   August 15, 1994                46 cents
        September 30, 1994              November 15, 1994              46 cents
        December 30, 1994               February 15, 1995              47 cents

        March 31, 1995                  May 14, 1995                   47 cents
        June 30, 1995                   August 13, 1995                50 cents
        September 29, 1995              November 15, 1995              60 cents (1)
        December 29, 1995               February 15, 1996              50 cents

        The first quarter 1996 distribution of 50 cents per unit was declared on February 28, 1996, payable on May 15, 1996 to unitholders of record on March 29, 1996.

(1) Includes special cash distribution of 10 cents per unit from casualty proceeds received on one aircraft.

    Cash Available from Operations

        The Partnership distributes all Cash Available from Operations, as defined by the Partnership Agreement. The Partnership is authorized to make distributions from any source, including reserves and borrowed funds. Distributions of Cash Available from Operations are allocated 99% to Unitholders and 1% to the General Partner. The Partnership makes distributions of Cash Available from Operations, generally on the fifteenth day of each February, May, August and November to Unitholders of record on the last business day of the calendar quarter preceding payment.

    Cash Available from Sale or Refinancing

        Any Cash Available From Sale or Refinancing (including casualty proceeds), as defined in the Partnership Agreement, received prior to January 1, 2005, is expected to be retained for use in the Partnership's business. If, prior to January 1, 2005, the General Partner does not believe that attractive investment opportunities exist for the Partnership, the Partnership may distribute Cash Available from Sale or Refinancing. Any Cash Available from Sale or Refinancing received after January 1, 2005, will not be reinvested but will be distributed, unless the General Partner determines it would be in the Partnership's best interest to repay indebtedness.

        One of the Aircraft on lease to Continental was damaged in a ground accident and declared a total loss during 1995. The Partnership received casualty proceeds from this Aircraft which exceeded the net book value of the Aircraft and resulted in a gain on sale of $21,000. After considering the small amount of casualty proceeds and the lack of new investment opportunities which would provide an acceptable return to Unitholders, the Partnership distributed these proceeds to Unitholders. This special distribution of 10 cents per unit was declared for unitholders of record on September 29, 1995 and was paid November 15, 1995.

        In March 1996, the Partnership sold its 50% interest in one MD-82 Aircraft on lease to Finnair OY for approximately $6.9 million. A portion of the sale proceeds will be used to pay off the outstanding loan balance under the non-recourse loan agreement which was collateralized by this Aircraft. The General Partner has not yet determined the best use of the remaining sale proceeds, which may include reinvestment, repayment of debt, or a special cash distribution.

    Tax Allocations

        Allocations for tax purposes of income, gain, loss deduction, credit and tax preference are made on a monthly basis to Unitholders who owned Units on the first day of each month. Thus, for example, if an aircraft were sold at a gain, that gain would be allocated to Unitholders who owned Units on the first day of the month in which the sale occurred. If proceeds from this sale were distributed to Unitholders, such proceeds would be distributed to Unitholders who owned Units on the record date for such distribution, which because of notice requirements would likely not occur in the same month as the sale. In addition, a Unitholder who transfers his or her Units after the commencement of a quarter but prior to the record date for that quarter will be allocated a share of tax items for the first two months of that quarter without any corresponding distribution of Cash Available from Operations for, among other things, payment of any resulting tax.

ITEM 6. SELECTED FINANCIAL DATA

        The following tables set forth selected financial data and other data concerning the Partnership for each of the last five years:

                                                              For years ended December 31,

(In thousands except per-unit amounts)             1995          1994       1993        1992        1991
---------------------------------------------------------------------------------------------------------
OPERATING RESULTS
                                                   ------------------------------------------------------
Total revenues                                     $12,513      $12,538    $12,852    $12,375     $14,062
                                                   ------------------------------------------------------
Interest expense                                     2,366        2,660      2,557      2,529       2,531

Depreciation expense                                 2,129        2,146      2,426      2,921       2,845

Other expenses                                       1,196        1,401      1,786      1,259       1,330
                                                   ------------------------------------------------------
Total expenses                                       5,691        6,207      6,769      6,709       6,706
                                                   ------------------------------------------------------
Net income                                         $ 6,822      $ 6,331    $ 6,083    $ 5,666     $ 7,356
                                                   ------------------------------------------------------
Net income per limited partnership unit (1)        $  1.46      $  1.36    $  1.30    $  1.21     $  1.57

Cash distributions declared per limited            $  2.07(2)   $  1.85    $  1.69    $  1.66     $  1.64
partnership unit


FINANCIAL POSITION

Total assets                                      $103,021     $107,542   $113,967   $112,337    $108,534

Long-term obligations                             $ 27,483     $ 29,525   $ 27,940   $ 30,861    $ 25,268

Total partners' equity                            $ 71,712     $ 74,562   $ 76,874   $ 78,685    $ 80,774

(1)     After allocation of the 1% General Partner's interest

(2) Includes special cash distribution of 10 cents per unit from casualty proceeds

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At December 31, 1995, long-term borrowings of $27.5 million represented 18.7% of the cost of the aircraft presently owned by the partnership and 26.7% of total assets. This debt is outstanding under four long-term, non-recourse debt facilities collateralized by certain aircraft, two of which are at fixed rates and two of which are at floating rates. The partnership has entered into interest rate protection agreements which limits its risk on floating rate debt. At December 31, 1994 and 1995, $29.5 million and $27.5 million, respectively, were outstanding under these four facilities and approximately $2.1 million remained available. See Note 5 to Financial Statements.

Net cash provided by operating activities was $10.5 million for 1993, $7.3 million for 1994, and $9.3 million for 1995. Total debt service for 1993, 1994, and 1995 was 54.3%, 95.8%, and 59.3%, respectively, of net cash provided by operating activities. In 1993 the partnership incurred costs to convert an off-lease Boeing 727 aircraft to a cargo configuration and lease it to FedEx under a finance lease. This caused debt service to increase in 1994 due to the payment of these conversion costs, and caused net cash from operating activities to decrease (since as a finance lease, the FedEx lease generates more cash from investing activities rather than operating activities).

Total scheduled debt service in 1996 is $7.6 million and will be paid from revenues, primarily from the rental payments received from aircraft leases.

Notes receivable of $933,000 represent advances under the partnership's agreement to finance certain aircraft modifications for Continental pursuant to a restructured lease agreement. The partnership's maximum financing obligation is $282,000 per aircraft, and a total of $251,000 remains available. These financings will be repaid with interest through the year 2000.

Cash distributions paid by the partnership were $7.6 million ($1.63 per unit) in 1993, $8.6 million ($1.84 per unit) in 1994, and $9.5 million in 1995 ($2.04 per unit). Distributions in 1995 include a special cash distribution of 10 cents per unit made from the proceeds received from the casualty of one aircraft. The increase in cash distributions per unit reflects the re-lease of aircraft in 1993 and 1994 and the proceeds received from the casualty loss.

Partnership net income was $6.1 million in 1993, $6.3 million in 1994, and $6.8 million in 1995. Pursuant to the Partnership Agreement, the partnership distributed all Cash Available From Operations. Since such distributions were in excess of earnings, partnership equity declined from $74.6 million at December 31, 1994, to $71.7 million at December 31, 1995.

Results of Operations

In 1993, revenues were earned from seven aircraft subject to finance leases (USAir, TWA, and FedEx) and eight aircraft subject to operating leases (Continental and Finnair). Finance lease income increased from 1992, reflecting the lease in April 1993 of an off-lease aircraft to

FedEx. Operating lease rentals increased $399,000 from 1992 as a result of the receipt of twelve months' rent from Finnair compared to eight months rent in the prior year. Leases with lessees in bankruptcy (Continental and TWA) contributed $2.3 million of gross revenues in 1993. At year-end 1993, off-lease aircraft represented 1.2% of total partnership assets.

In 1994, revenues were earned from seven aircraft subject to finance leases (USAir, TWA, and FedEx) and nine aircraft subject to operating leases (Continental, Finnair, and Sun Jet). Finance lease income declined from 1993 as the balances due declined, and there were two months of non-accrual of TWA revenue (November and December). TWA contributed 5.2% of 1994 total revenues (January 1994 through October 1994). Operating lease rentals increased over 1993, reflecting the December 1994 re-lease of an off-lease aircraft to Sun Jet. At year-end 1994, there were no off-lease aircraft and none of the partnership's lessees was in bankruptcy.

In 1995, revenues were earned from seven aircraft subject to finance leases (USAir, TWA, and FedEx). Finance lease income declined from 1994 as the balances due declined. TWA was on non-accrual status early in 1995, but had remitted all past-due amounts by the third quarter. TWA was in bankruptcy for a portion of 1995, and the TWA lease contributed $870,000 of total 1995 revenues. Revenues were earned from nine aircraft subject to operating leases (Continental, Finnair, and Sun Jet) from January through May, and eight aircraft for the balance of the year, reflecting the casualty loss of one aircraft leased to Continental. At year-end 1995, there were no off-lease aircraft, all of the partnership's lessees were current under their lease agreements, and none was in bankruptcy.

USAir, the partnership's major lessee (69.8% of total year-end assets), reported an after-tax profit of $119 million for 1995, compared with 1994's loss of $685 million. USAir has reported that discussions with two major airlines regarding possible acquisition of USAir ceased in November. The airline also elected Stephen M. Wolf as its new chairman and chief executive officer.

For information regarding the percentage of total partnership assets and revenues represented by aircraft owned and leased by the partnership, see "Aircraft Portfolio."

The partnership believes that its revenues and income have not been materially affected by inflation and changing prices because its principal items of revenue (rental payments) and expenses (interest) are at fixed long-term rates.

Interest expense in 1995 reflects an average interest rate of 8.3% based on average total outstanding debt of $28.5 million, compared to 1994's average interest rate of 8.9% based on average total outstanding debt of $29.9 million.

Depreciation expense relates to aircraft subject to operating leases and those held for sale or lease. In 1994 depreciation expense decreased as an off-lease aircraft was placed on a finance lease with FedEx in April 1993.

In 1994, general and administrative expenses were $388,000, which included $197,000 in non-recurring expenses, primarily related to the early return and repair of the aircraft now on lease to Sun Jet. The $700,000 provision for loss on aircraft in 1993 reflects a charge recorded by the partnership on its DC-9-51 aircraft (which had been off lease since 1991) to reduce the net book value of this aircraft to reflect a lower estimate of its then current market value. In 1994, the partnership incurred total expenses of $798,000, (of which $668,000 have been capitalized) to prepare this aircraft for re-lease.

In March 1995, the Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. The Partnership adopted the standard January 1, 1996, and the impact on the financial statements is not expected to be material.

Subsequent Event

In connection with the sale of an Aircraft in March 1996, one of the four outstanding long-term, non-recourse debt facilities has been paid in full. See "Business - Disposition of Aircraft."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and Notes to Financial Statements described in
Item 14(a) are set forth in Appendix A and are filed as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On March 21, 1994, the Board of Directors of Airlease Management Services, Inc., the General Partner, unanimously approved the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Partnership for the year ending December 31, 1994, and dismissed the firm of Deloitte & Touche LLP. Separate action by the Audit Committee was not required. The change was made primarily to achieve efficiencies in the audit process and reduce costs as Coopers & Lybrand L.L.P. are also the auditors for the General Partner.

        Deloitte & Touche LLP were the independent auditors of the Partnership since its inception in October 1986. As required by Item 304(a) of Regulation S-K, the Partnership reported that during the two fiscal years immediately preceding such dismissal and subsequent interim period prior to March 21, 1994, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. None of the reports of Deloitte & Touche LLP on the Partnership's financial statements for any of the two years immediately preceding such dismissal contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Partnership has no directors or executive officers. Under the Partnership Agreement, the General Partner has full power and authority in the management and control of the business of the Partnership, subject to certain provisions requiring the consent of the unitholders.

        The directors and executive officers of the General Partner are as follows:

    Name                     Position with the General Partner
    ----                     ---------------------------------
    James G. Duff            Chairman of the Board, Chief Executive Officer and Director

    David B. Gebler          President, Chief Operating Officer and Director

    Stanley E. Gutman        Vice President and Secretary

    William A. Hasler        Director

    Robert A. Keyes, Jr.     Vice President, Chief Financial Officer, Principal Accounting
                             Officer and Director

    Henry Lerner             Senior Vice President and General Counsel

    Leonard Marks, Jr.       Director

    John R. Pettipher        Director


      JAMES G. DUFF (age 58), has been Chairman of USL Capital since April 1992, President and Chief Executive Officer since January 1990 and a Director of the General Partner since 1988. He was President and Chief Operating Officer of USL Capital from February 1988 through January 1990. From April 1980 through February 1988, Mr. Duff was an Executive Vice President of Ford Motor Credit Company, where he was responsible for its Diversified Operations. Mr. Duff holds a bachelors and a masters degree in Finance from the University of Kansas.

      DAVID B. GEBLER (age 46), Senior Vice President of the Transportation and Industrial Financing business unit of USL Capital, has been with USL Capital since November 1989 and has been a Director of the General Partner since 1990. Prior to that time he held various positions with Ford Motor Credit Company. Mr. Gebler holds a bachelors degree in mathematics from Clarkson University and graduate degrees in Engineering and Management from the University of Michigan.

      STANLEY E. GUTMAN (age 61), has been Senior Counsel of USL Capital since June 1986. Prior to that time, Mr. Gutman was Assistant Vice President, Associate General Counsel and Secretary of GATX Leasing Corporation. Mr. Gutman holds an A.B. degree from the University of California, Berkeley; a L.L.B. from the University of California, Berkeley, (Boalt Hall); and an M.B.A. from Harvard University.

      WILLIAM A. HASLER (age 54), has been the dean of the Haas School of Business at the University of California at Berkeley since August 1991 and a Director of the General Partner since 1995. From 1984 to 1991, he was vice chairman and director of KPMG Peat Marwick and was responsible for the worldwide consulting business. He is a member of the board of governors of The Pacific Stock Exchange and the boards of The Gap, TCSI, RCM Strategic Global Fund and Aphton Corporation. He serves on a presidential advisory board on critical technologies. He is a 1963 graduate of Pomona College and earned his MBA from Harvard in 1967.

      ROBERT A. KEYES, JR. (age 43), has been Vice President and Corporate Controller of USL Capital since January 1990 and has been a Director of the General Partner since 1990. From January 1984 through December 1989 he served as Senior Vice President and Chief Financial Officer of Wells Fargo Leasing Corporation. Mr. Keyes is a C.P.A. and previously served with Arthur Andersen & Co. on their audit staff. Mr. Keyes holds a B.S. degree in economics from Bates College and an M.B.A. in accounting from Rutgers University.

      HENRY LERNER (age 47), has been Senior Vice President and General Counsel of USL Capital since May 1994. From 1985 through April 1994, he was the senior litigation partner of the San Francisco law firm of Stein Lubin & Lerner.
Prior to that time, he served as a senior attorney-adviser in the Office of the Legal Adviser of the U.S. Department of State in Washington, D.C. Mr. Lerner holds a B.A. in economics and English from the University of Michigan, an M.A. in English from the University of California at Berkeley, and a law degree from the University of California at Berkeley (Boalt Hall).

      LEONARD MARKS, JR. (age 74), retired as Executive Vice President of Castle & Cooke, Inc., in 1985. Prior to that time, he was also president of the real estate and diversified activities group of that company. Mr. Marks has been a Director of the General Partner since 1986. For many years, Mr. Marks was an assistant professor of Finance at the Harvard Business School and a professor of Finance at the Stanford Business School. He was Assistant Secretary of the United States Air Force from 1964 to 1968. Mr. Marks is a director of Alexion Pharmaceutical Inc. and Northern Trust Bank of Arizona. Mr. Marks holds a Ph.D in Business Administration from Harvard University.

      JOHN R. PETTIPHER (age 53), has been President of the Transportation and Industrial Financing business unit of USL Capital since November 1990 and has been a Director of the General Partner since 1990. Prior to that time he was the President of the U.S. Capital Equipment division of USL Capital from January 1989 to November 1990. From October 1987 to December 1988, Mr. Pettipher was the Manager of Capital Equipment Financing for Ford Motor Credit Company. Mr. Pettipher holds a BA in Economics from Michigan State University and an MBA in Finance/Marketing from Wayne State University.

ITEM 11.      EXECUTIVE COMPENSATION

              The Partnership does not pay or employ directly any directors or officers. Each of the officers of the General Partner is also an officer or employee of USL Capital and is not separately compensated by the General Partner or the Partnership for services on behalf of the Partnership. Thus, there were no deliberations of the General Partner's Board of Directors with respect to compensation of any officer or employee.

              The Partnership reimburses the General Partner for fees paid to Directors of the General Partner who are not otherwise affiliated with the General Partner or its affiliates. In 1995, such unaffiliated directors were paid an annual fee of $14,500 and $500 for each meeting attended.

              The Partnership has not established any plans pursuant to which cash or non-cash compensation has been paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future. The Partnership has not issued or established any options or rights relating to the acquisition of its securities or any plans therefor.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              As of January 31, 1996, the following person was known to the Partnership to be beneficial owners of more than five percent of the Partnership's equity securities:

   TITLE                      NAME AND ADDRESS               AMOUNT AND NATURE             PERCENT
     OF                         OF BENEFICIAL                   OF BENEFICIAL                OF
   CLASS                            OWNER                         OWNERSHIP                CLASS(1)
   -----                      ----------------                ----------------             -----
Units of Limited        U.S. Airlease Holding, Inc.            1,025,000(2)                 22.2%
Partnership                   733 Front Street
  Interest                   San Francisco, CA
                                 94111(2)

_______________________

(1) Represents percentage of all units of limited partnership interests whether or not held as Depositary Units.

(2) USL Capital, 733 Front Street, San Francisco, CA 94111, owns all of the outstanding stock of Holding. Therefore, USL Capital is deemed also to be the beneficial owner of such Units. In addition, USL Capital, through a subsidiary, owns all the outstanding stock of the General Partner. Therefore, USL Capital is also indirectly the beneficial owner of the General Partner's 1% general partner interest. USL Capital is a wholly owned subsidiary of Ford Holdings, Inc. All of the outstanding common stock of Ford Holdings, Inc. is owned directly or indirectly by Ford Motor Company.

         Set forth below is information regarding interests in the Partnership owned by each director of and all directors and executive officers, as a group, of the General Partner. Unless otherwise noted, each person has sole voting and investment power over all units owned.

TITLE                      NAME AND ADDRESS                  AMOUNT AND NATURE           PERCENT
  OF                       OF BENEFICIAL                        OF BENEFICIAL              OF
CLASS                           OWNER                            OWNERSHIP               CLASS(1)
-----                      ----------------                  -----------------           -----
Depositary Units           James G. Duff                            100                    (2)
                           David B. Gebler                          700(3)                 (2)
                           Leonard Marks, Jr.                       500                    (2)
                           All directors and executive
                              officers as a group                  1300(4)                 (2)

_______________________

(1) Represents percentage of all Units of limited partnership interests whether or not held as Depositary Units.

(2)  Represents less than 1%.

(3) Includes 200 units held by Mr. Gebler as custodian for a minor child as to which Mr. Gebler has shared voting and investment power and as to which beneficial ownership is disclaimed.

(4)  Includes the 200 Units described in note 3.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          For a discussion of certain fees, expenses and reimbursements payable and paid to the General Partner and its affiliates by the Partnership, see Note 8 of Notes to Financial Statements. From time to time, the Partnership borrows funds from USL Capital, including advances for expense payments. All such borrowings have been unsecured and have borne interest at a floating rate not exceeding the prime rate.

          For a discussion of certain terms of the Partnership Agreement regarding the Partnership's participation in aircraft leasing investments made by the General Partner and its Related Entitles, see "Business -- Approved Partnership Investments." For a discussion of joint venture arrangements between the Partnership and USL Capital, see "Business -- Aircraft Portfolio", "Business -- Existing Participants in Leases" and "Business -- Joint Venture/General Arrangements."

                                    PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a)       1.     The following financial statements of the Partnership are
                     included in this report as Appendix:

                                                                                                PAGE
                                                                                        --------------------
              Management's Responsibility for Financial Statements                               A-1

              Independent Auditors' Report                                                    A-2 - A-3

              Statements of Income for periods ended
              December 31, 1995, 1994, and 1993                                                  A-4

              Balance Sheets at December 31, 1995 and 1994                                       A-5

              Statements of Cash Flows for periods ended
              December 31, 1995, 1994, and 1993                                                  A-6

              Statements of Changes in Partners' Equity for
              the periods ended December 31, 1995, 1994, and 1993                                A-7

              Notes to Financial Statements                                                      A-7

              Financial statement schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

    (b)       The Partnership did not file any Report on Form 8-K in 1995.

    (c)        Exhibits required by Item 601 of Regulation S-K:

Exhibit No.    Description
----------     -----------
   3.1 (1)     Amended and Restated Agreement of Limited Partnership of
               Partnership.

   3.2 (1)     Form of Certificate for Limited Partnership Units of
               Partnership.

   3.3 (1)     Form of Depositary Agreement among Partnership, Manufacturers
               Hanover Trust Company, the General Partner and Limited Partners and Assignees holding Depositary Receipts.

   3.4 (1)     Form of Depositary Receipt for Units of Limited Partners'
               Interest in the Partnership.

   3.5         Amendments to Amended and Restated Partnership Agreement.

   4.1 (1)     Form of Application for Transfer of Depositary Unit.

   4.2         Loan and Security Agreement dated as of March 20, 1987 between
               Meridian Trust Company, as Trustee, as Borrower and The World
               Wing Company Limited, as Lender.

   4.3         8.75% Secured Non-recourse Note of Meridian Trust Company dated
               March 31, 1987 in favor of The World Wing Company Limited.

   4.4 Instructions and Consent Agreement dated as of March 31, 1987 between the Registrant and The World Wing Company Limited.

  10.1 (1)     Trust Agreement, together with Trust Agreement Supplement No.
               1-5, dated as of July 10, 1986 between the Registrant, Meridian
               Trust Company and the General Partner.

  10.3 (1) Lease Agreement, together with Lease Supplement Nos. 1-5, dated as of July 10, 1986, between Meridian Trust Company, not in its individual capacity but solely as Trustee, and Pacific Southwest
               Airlines.

  10.9 Lease Agreement dated as of November 6, 1986, between GATX, as lessor and NYA, as lessee, with respect to aircraft N7379F.

  10.17 Trust Agreement dated as of December 30, 1986, with respect to aircraft N7379F together with related trust certificate.

____________________________

(1) Incorporated by reference to Partnership's Registration on Form S-1 (File No. 33-7985), as amended.

(2) Incorporated by reference to Partnership's Annual Report on Form 10-K for the year ended December 31,1991.

(3) Incorporated by reference to Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference to Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

Exhibit No.    Description
----------     -----------
  10.40        Trust Agreement dated as of August 15, 1988, between Trust
               Company for USL, Inc., as Trustee, United States Airlease, Inc.,
               and the Registrant, with respect to aircraft N913TW.

  10.41(2)     Stipulation and order dated July 1991 among Continental
               Airlines, Inc., Continental Airlines Holdings, Inc., New York
               Airlines, Inc., United States Leasing International, Inc.,
               Airlease, Ltd., PS Group, Inc., and Trust Company for USL, Inc.
               concerning seven Boeing 737-200 aircraft and certain engines and related equipment.

  10.43(3)     Trust Agreement dated as of April 30, 1992 between United States
               Leasing International, Inc. as Owner Participant and Agent,
               Airlease Ltd., A California Limited Partnership, as Owner
               Participant and Trust Company for USL, Inc., as Owner Trustee, with respect to One (1) McDonnell Douglas MD-82 Aircraft with
               Finnish Registration Mark OH-LMO Leased to Finnair Oy.

  10.44(4)     Aircraft Lease Agreement dated as of April 15, 1993 between
               Trust Company for USL, Inc. as Owner Trustee, Lessor, and
               Federal Express Corporation, Lessee with respect to one (1)
               Boeing 727-2D4 Aircraft, U.S. Registration No. 362PA
               (manufacture serial no. 21850).

  10.45        Trust Agreement dated as of July 27, 1993 among Airlease Ltd., A
               California Limited Partnership, as Owner Participant, United
               States Leasing International, Inc., as Agent, and Trust Company for USL, Inc. as Trustee, with respect to one (1) Boeing 727-204
               Aircraft with FAA Registration No. N362PA leased to Federal
               Express Corporation.

  10.46(4)     Loan and Security Agreement dated as of April 30, 1993 between
               Airlease Ltd., a California Limited Partnership as Borrower and
               ORIX USA Corporation as Lender.

  10.47(4)     Intercreditor Agreement dated as of April 30, 1993 between
               United States Leasing International, Inc., Airlease Ltd., a
               California Limited Partnership and ORIX USA Corporation.

________________________________________________________

(1) Incorporated by reference to Partnership's Registration on Form S-1 (File No. 33-7985), as amended.

(2) Incorporated by reference to Partnership's Annual Report on Form 10-K for the year ended December 31,1991.

(3) Incorporated by reference to Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference to Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

Exhibit No.    Description
-----------    -----------
  10.48(5)     Aircraft Lease Agreement dated as of December 1, 1994 and Lease
               Supplement dated December 13, 1994 between Trust Company for
               USL, Inc., as Owner Trustee, Lessor and Sun Jet International,
               Inc., Lessee; Instruction Letter dated as of December 12, 1994 between Trust Company for USL, Inc. as Owner Trustee, USL
               Capital Corporation and Airlease Ltd.  as Owner Participants;
               and Appointment Letter of Leasing Agent dated as of December 12,
               1994 between USL Capital Corporation and Trust Company for USL,
               Inc., as Owner Trustee, with respect to one (1) McDonnell
               Douglas DC-9-51 Aircraft, Aircraft Registration No. N920PJ
               (manufacture serial #47677).





Omission of Substantially Identical Documents

In accordance with Regulation 12b-31, Omission of Substantially Identical Documents, five additional Lease Agreements and five additional Trust Agreements which are substantially identical to Exhibit 10.9 and Exhibit 10.17, respectively, are not being filed. Exhibits 10.9 and 10.17. cover one of six aircraft. Each additional aircraft (aircraft registration numbers N7371F, N7372F, N7373F, N7374F, and N7378F) is covered by substantially identical documents.




(1) Incorporated by reference to Partnership's Registration on Form S-1 (File No. 33-7985), as amended.

(2) Incorporated by reference to Partnership's Annual Report on Form 10-K for the year ended December 31,1991.

(3) Incorporated by reference to Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference to Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

(5) Incorporated by reference to Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1996.


                             AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                               (Registrant)

                             By: Airlease Management Services, Inc., General Partner

                             By:          /s/ David B. Gebler
                                        ------------------------------------
                                        David B. Gebler
                                        President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


For Airlease Management
Services, Inc. ("AMSI"), General Partner



  /s/ J. G. Duff                                         March 28, 1996
------------------------------------------------
J. G. Duff
Chairman of the Board, Chief Executive Officer
and Director of AMSI



  /s/ D. B. Gebler                                       March 28, 1996
------------------------------------------------
D. B. Gebler
President, Chief Operating Officer
and Director of AMSI



  /s/ R. A. Keyes, Jr.                                   March 28, 1996
------------------------------------------------
R. A. Keyes, Jr.
Vice President, Chief Financial Officer and
Director of AMSI (Principal Financial Officer
and Accounting Officer)



  /s/ J. R. Pettipher                                    March 28, 1996
------------------------------------------------
J. R. Pettipher
Director of AMSI



The foregoing constitute a majority of the members of the Board of Directors of Airlease Management Services, Inc. (the General Partner).

                                   APPENDIX A

Management's Responsibility for Financial Statements

Airlease Management Services, Inc., the general partner of the partnership and a wholly owned subsidiary of USL Capital Corporation ("USL Capital"), is responsible for the preparation of the partnership's financial statements and the other financial information in this report. This responsibility includes maintaining the integrity and objectivity of the financial records and the presentation of the partnership's financial statements in accordance with generally accepted accounting principles.

The general partner maintains an internal control structure designed to provide, among other things, reasonable assurance that partnership records include the transactions of its operations in all material respects and to provide protection against significant misuse or loss of partnership assets. The internal control structure is supported by careful selection and training of financial management personnel, by written procedures that communicate the details of the control structure to the partnership's activities, and by USL Capital's staff of operating control specialists who conduct reviews of adherence to the partnership's procedures and policies.

The partnership's financial statements have been audited by Coopers & Lybrand L.L.P., independent auditors for the years ended December 31, 1995 and December 31, 1994, and by Deloitte & Touche LLP, independent auditors for the year ended December 31, 1993. Their audits were conducted in accordance with generally accepted auditing standards which included consideration of the general partner's internal control structure. The Independent Auditors' Report appears on page A-2.

The board of directors of the general partner, acting through its Audit Committee composed solely of directors who are not employees of the general partner, is responsible for overseeing the general partner's fulfillment of its responsibilities in the preparation of the partnership's financial statements and the financial control of its operations. The independent auditors have full and free access to the Audit Committee and meet with it to discuss their audit work, the partnership's internal controls, and financial reporting matters.



  /s/ David B. Gebler
---------------------
David B. Gebler
President and Chief Operating Officer
Airlease Management Services, Inc.


  /s/ Robert A. Keyes, Jr.
--------------------------
Robert A. Keyes, Jr.
Chief Financial Officer
Airlease Management Services, Inc.

LETTERHEAD OF COOPERS & LYBRAND L.L.P.

INDEPENDENT AUDITORS' REPORT



To the Partners of Airlease Ltd.,
A California Limited Partnership:

We have audited the financial statements of Airlease Ltd., A California Limited Partnership (listed in Part IV Item 14(a)1.) of this Form 10-K. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


  /s/ Coopers & Lybrand L.L.P.
------------------------------
Coopers & Lybrand L.L.P.
San Francisco, California
January 29, 1996

LETTERHEAD OF DELOITTE & TOUCHE LLP

INDEPENDENT AUDITORS' REPORT

To the Partners of Airlease Ltd.,
A California Limited Partnership:

We have audited the accompanying statements of income, cash flows and changes in partners' equity of Airlease Ltd., A California Limited Partnership for the year ended December 31, 1993. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Airlease Ltd. for the year ended December 31, 1993, in conformity with generally accepted accounting principles.


  /s/ Deloitte & Touche LLP
---------------------------
Deloitte & Touche LLP
January 21, 1994

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME


                                                            For the years ended
                                                                 December 31,
(In thousands except per-unit amounts)                    1995       1994       1993
--------------------------------------------------------------------------------------
REVENUES

Finance lease income                                     $ 9,455    $ 9,635    $10,061
Operating lease rentals                                    2,883      2,743      2,667
Other income                                                 175        160        124
                                                         -----------------------------
Total revenues                                            12,513     12,538     12,852
                                                         -----------------------------


EXPENSES

Interest                                                   2,366      2,660      2,557
Depreciation - operating leases                            2,129      2,146      2,426
Provision for loss on aircraft held for lease or sale         --         --        700
Management fee - general partner                             784        800        744
Investor reporting                                           258        213        192
General and administrative                                   154        388        150
                                                         -----------------------------
Total expenses                                             5,691      6,207      6,769
                                                         -----------------------------
NET INCOME                                               $ 6,822    $ 6,331    $ 6,083
                                                         -----------------------------
NET INCOME ALLOCATED TO:

General partner                                          $    68    $    63    $    61
                                                         -----------------------------
Limited partners                                         $ 6,754    $ 6,268    $ 6,022
                                                         -----------------------------
NET INCOME PER LIMITED PARTNERSHIP UNIT                  $  1.46    $  1.36    $  1.30
                                                         -----------------------------


See notes to financial statements

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                               As of December 31,
(IN THOUSANDS EXCEPT UNIT DATA)                      NOTES      1995        1994
--------------------------------------------------------------------------------
ASSETS

Cash                                                          $      0  $      0
Finance leases - net                                 1 & 2      91,564    93,697
Operating leases - net                               1 & 3      10,259    12,853
Notes receivable                                     4 & 7         933       673
Prepaid expenses and other assets                                  265       319
                                                              ------------------

Total Assets                                                  $103,021  $107,542
                                                              ------------------

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Distribution payable to partners                              $  2,336  $  2,196
Accounts payable and accrued liabilities                         1,490     1,259
Long-term notes payable                                  5      27,483    29,525
                                                              ------------------
Total liabilities                                               31,309    32,980
                                                              ------------------
COMMITMENTS AND CONTINGENCIES                            6

PARTNERS' EQUITY:

Limited partners (4,625,000 units outstanding)                  70,995    73,816
General partner                                                    717       746
                                                              ------------------
Total partners' equity                                          71,712    74,562
                                                              ------------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                        $103,021  $107,542
                                                              ------------------


See notes to financial statements

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                 For the years ended December 31,
(In thousands)                                                    1995        1994          1993
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  6,822     $ 6,331     $  6,083
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and provision for loss                            2,129       2,146        3,126
    Increase (decrease) in accounts payable and accrued
          liabilities                                                231      (1,092)       1,227
    Decrease (increase) in prepaid expenses and other assets          54        (157)         (46)
    Decrease (increase) in accounts receivable                       111         103           96
    Gain on disposition of equipment                                 (21)          0            0
                                                                ---------------------------------

Net cash provided by operating activities                          9,326       7,331       10,486
                                                                ---------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Aircraft equipment purchase and refurbishment (net of
    accrued refurbishment costs of $66 in 1995,
    $250 in 1994 and $4,855 in 1993)                                 (66)     (4,401)      (3,004)
Casualty settlement proceeds                                         440           0            0
Increase (decrease) in notes receivable                             (260)       (434)          78
Rental receipts in excess of earned finance lease income           2,133       4,513        2,976
                                                                ---------------------------------
Net cash provided (used) by investing activities                   2,247        (322)          50
                                                                ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit borrowing (repayment)-net                           545       5,946       (7,582)
Proceeds from issuance of long-term debt                             575           0        7,800
Repayment of long-term debt                                       (3,162)     (4,361)      (3,139)
Distributions paid to partners                                    (9,531)     (8,596)      (7,614)
                                                                ---------------------------------
Net cash used by financing activities                            (11,573)     (7,011)     (10,535)
                                                                ---------------------------------
Increase (decrease) in cash                                            0          (2)           1
Cash at beginning of year                                              0           2            1
                                                                ---------------------------------
Cash at end of year                                             $      0     $     0     $      2
                                                                ---------------------------------
Additional information:
    Cash paid for interest                                      $  2,052     $ 2,483     $  2,449
                                                                ---------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
During the second quarter of 1994, accrued conversion costs were adjusted by $920,000
See notes to financial statements

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                           For the years ended December 31, 1995, 1994, and 1993
                                               General     Limited
(In thousands except per-unit amounts)         Partner    Partners       Total
--------------------------------------------------------------------------------
Balance, December 31, 1992                      $787       $77,898      $78,685
Net Income - 1993                                 61         6,022        6,083
Distributions to partners declared
    ($1.69 per limited partnership unit)         (79)       (7,815)      (7,894)

--------------------------------------------------------------------------------

Balance, December 31, 1993                       769        76,105       76,874
Net Income - 1994                                 63         6,268        6,331
Distributions to partners declared
    ($1.85 per limited partnership unit)         (86)       (8,557)      (8,643)

--------------------------------------------------------------------------------

Balance, December 31, 1994                       746        73,816       74,562
Net Income - 1995                                 68         6,754        6,822
Distributions to partners declared
    ($2.07 per limited partnership unit)         (97)       (9,575)      (9,672)

--------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995                      $717       $70,995      $71,712


--------------------------------------------------------------------------------


See notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Airlease Ltd., A California Limited Partnership (the "partnership") engages in the business of acquiring, either directly or through joint ventures, commercial jet aircraft, spare or separate engines and related rotable parts ("aircraft") and leasing such aircraft to domestic and foreign airlines and freight carriers. The general partner is Airlease Management Services, Inc., a wholly owned subsidiary of USL Capital Corporation ("USL Capital"). United States Airlease Holding, Inc. ("Holding"), an affiliate of the general partner, holds 1,025,000 units. An additional 3,600,000 units are publicly held.

BASIS OF PRESENTATION - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCE LEASES - Lease agreements, under which the partnership recovers substantially all its investment from the minimum lease payments are accounted for as finance leases. At lease commencement, the partnership records the lease receivable, estimated residual value of the leased aircraft, and unearned lease income. The original unearned income is equal to the receivable plus the residual value less the cost of the aircraft (including the acquisition fee paid to an affiliate of the general partner). The remaining unearned income is recognized as revenue over the lease terms so as to approximate a level rate of return on the investment.

OPERATING LEASES - Leases that do not meet the criteria for finance leases are accounted for as operating leases. The partnership's undivided interests in aircraft subject to operating leases are recorded at cost which includes acquisition fees paid to an affiliate of the general partner. Aircraft are depreciated over the related lease terms, generally five to nine years on a straight-line basis to an estimated residual value, or over their useful lives for aircraft held for lease or sale, on a straight- line basis to an estimated salvage value.

NET INCOME PER LIMITED PARTNERSHIP UNIT is computed by dividing the net income allocated to the limited partners by the weighted average units outstanding (4,625,000).

CONCENTRATION OF CREDIT RISK - At December 31, 1995, all fifteen aircraft owned by the partnership (either directly or through joint ventures) were leased to commercial airlines and a major freight carrier.

2.   FINANCE LEASES
The partnership owns five aircraft which are leased to USAir, Inc. The lessee is required to pay a substantial additional amount if it does not renew the lease for three years at the end of the initial 12-year term (1998); accordingly, the lease is accounted for as a 15-year lease. In 1995, 1994, and 1993, leases with USAir, Inc. resulted in finance lease revenues of $8,007,000, $8,409,000, and $8,768,000, respectively.

A sixth aircraft subject to a finance lease expiring in 2002 is held jointly with USL Capital and leased to Trans World Airlines.

In April 1993, the partnership leased two aircraft held jointly with USL Capital (which were previously off-lease) to FedEx under a 13-year finance lease which expires in 2006. In September 1993, the partnership exchanged its 50% interest in the two aircraft for a 100% ownership interest in one aircraft. No gain or loss was recognized on this exchange.

The finance leases at December 31, 1995 and 1994, are summarized as follows (in thousands):

                                            1995                1994
                                           -----               -----
Receivable in installments               $92,183            $103,771
Residual valuation                        41,950              41,950
Unearned lease income                    (42,569)            (52,024)
                                         -------             -------
NET INVESTMENT                           $91,564             $93,697
                                         =======             =======

Residual valuation, which is reviewed annually, represents the estimated amount
to be received from the disposition of aircraft after lease termination.   If
necessary, residual adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease.

Finance lease receivables at December 31, 1995, are due in installments of $17,307,000 in 1996, $14,348,000 annually through 1999, and $31,832,000 thereafter.

3.  OPERATING LEASES

The partnership, jointly with USL Capital and PS Group, Inc., owns an undivided 1/3 interest in six aircraft, subject to an operating lease with Continental Airlines. A seventh aircraft was damaged and declared a casualty loss in July 1995 which resulted in a net gain of $21,000. Operating lease revenues to the partnership were $1,347,500 in 1995 and $1,470,000 each in 1994 and 1993.

In April 1992, the partnership, jointly with USL Capital, purchased an individual 50% interest in one aircraft for $8,526,000, and placed it on lease to Finnair OY for a seven-year term. Finnair resulted in operating lease revenues to the partnership of $1,197,000 in 1995 and 1994.

In December 1994, the partnership leased one aircraft held jointly with USL Capital (which was previously off lease) to Sun Jet International, Inc. under a three-year operating lease which expires in 1997, and resulted in operating lease revenues to the partnership of $339,000 in 1995 and $14,000 in 1994.

The operating leases at December 31, 1995 and 1994, are summarized as follows (in thousands):

                                              1995                1994
                                              ----                ----
Leased aircraft (at cost)                  $27,492             $29,830
Accumulated depreciation                   (17,344)            (17,200)
Rentals receivable                             111                 223
                                           -------             -------
NET INVESTMENT                             $10,259             $12,853
                                           =======             =======

Future minimum rentals on operating leases at December 31, 1995, are due in installments of $2,685,000 in 1996, $1,396,000 in 1997, $1,077,000 in 1998 and
$269,000 in 1999.

During 1995 and 1994, the partnership incurred capital expenditures of $66,000 and $668,000, respectively, for repair work on the DC-9-51 aircraft.

4.   NOTES RECEIVABLE

At December 1995 and 1994, the partnership had outstanding notes receivable of $933,000 and $673,000, respectively, from Continental Airlines for certain aircraft modifications pursuant to the restructured lease agreement on the aircraft.

The weighted average interest rate at December 31, 1995 and 1994, was 11.11% and 10.81%, respectively, and the principal is due in subsequent years as follows: 1996, $691,000; 1997, $65,000; 1998, $73,000; 1999, $81,000, and
$14,000 thereafter.

5.   LONG-TERM NOTES PAYABLE

At December 31, 1995 and 1994, the partnership had outstanding borrowings of $13,059,000 and $15,828,000, respectively, under an 8.75% note payable through September 30, 1998. The note is collateralized by three of the aircraft leased to USAir, Inc. under a finance lease with no other recourse to the partnership.

The partnership has a non-recourse revolving variable interest rate loan facility which is collateralized by one of the aircraft leased to USAir, Inc. The partnership may borrow up to $7,178,000 which amount declines through 1998. At December 31, 1995 and 1994, $7,381,000 and $6,836,000 were outstanding, respectively. The partnership has entered into an interest rate swap agreement which effectively fixes the interest rate at 7.36% on substantially all the borrowing through November 1998. See Note 6.

In April 1993, the partnership entered into a non-recourse revolving declining loan agreement collateralized by the 50% interest in the aircraft leased to Finnair OY. Borrowings under this facility will bear interest at LIBOR plus 2.5%. The partnership has entered into an interest-rate cap agreement which caps the LIBOR rate at 8.5%. At December 31, 1995, $2,910,000 was available under this facility, and this amount declines through 1998. At December 31, 1995 and December 1994, $575,000 and $0 were outstanding, respectively.

In November 1993, the partnership entered into a non-recourse fixed interest rate loan facility collateralized by its 100% interest in the aircraft leased to FedEx. At December 31, 1995 and 1994, $6,467,000 and $6,861,000,
respectively, were outstanding under a 7.4% note payable through 2006.

Based upon amounts outstanding at December 31, 1995, the minimum future principal payments on all outstanding long-term notes payable are due as follows (in thousands):

            1996                                  $ 7,202
            1997                                    6,639
            1998                                    8,543
            1999                                      529
            2000                                      568
            Thereafter                              4,002
                                                  -------
            TOTAL                                 $27,483
                                                  =======

6.   DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements generally mature at the time the related debt matures. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense over the life of the agreements. Notional amounts are used to express the volume of interest rate swap agreements. The notional amounts do not represent cash flows and are not subject to risk of loss. In the unlikely event that a counterparty fails to meet the terms of an interest rate swap agreement, the partnership's exposure is the termination value of the contracts. At December 31, 1995, the partnership had one interest rate swap agreement outstanding, which was in a payable position, with a notional principal amount of $5,990,000 and a termination value of $208,000.

Under interest rate cap agreements, the partnership pays a premium for the right to receive interest in excess of the capped rates. At December 31, 1995, the partnership had one interest rate cap agreement with a notional principal amount of $2,910,000 and a termination value of $0.

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents carrying amounts and fair values of the partnership's financial instruments at December 31, 1995. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                           1995
(In thousands)                            Carrying Amount         Fair Value
                                          ---------------         ----------
Notes receivable (Note 4)                         $   933           $   958
Long-term debt (Note 5)                           $27,483           $27,602
Derivatives relating to debt (Note 6)

  Interest rate swaps-net pay position                n/a           $  (208)
  Interest rate caps                                  n/a                 0


The carrying amounts presented in the table are included in the balance sheet under the indicated captions.

The following notes summarize the major methods and assumption used in estimating the fair values of financial instruments:

     NOTES RECEIVABLE are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     LONG-TERM DEBT is estimated by discounting the future cash flows using assumed rates that would be charged to the partnership for debt with similar terms and remaining maturities.

     DERIVATIVES are estimated as the amount that the partnership would receive or pay to terminate the agreements at the reporting date, taking into account current market interest rates and corresponding borrowing spreads.

8.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
In accordance with the Agreement of Limited Partnership, the general partner and its affiliates receive expense reimbursement, fees and other compensation for services provided to the partnership.

Amounts earned by the general partner and affiliates for the years ended December 31, 1995, 1994, and 1993, were as follows (in thousands):

                                      1995       1994      1993
                                      ----       ----      ----
Management fees                       $718       $735      $744
Disposition and remarketing fees        66         65         0
Reimbursement of other costs            79         79        72
Reimbursement of interest costs         15         39        14
                                      ----       ----      ----
TOTAL                                 $878       $918      $830
                                      ====       ====      ====

The general partner was allocated its 1% share of the partnership net income and cash distributions. Holding, a limited partner and an affiliate of the general partner, was also allocated its share of income and cash distributions.


9.   FEDERAL INCOME TAX STATUS

The partnership is considered a publicly traded partnership ("PTP") under the Revenue Act of 1987 and therefore will be subject to Federal income tax on any taxable income at regular corporate rates beginning in 1998. At that time the partners would no longer be entitled to take into account their distributive shares of deductions, income or credits, and would be subject to tax on their share of dividends to the extent distributed (1) out of current or accumulated earnings and profits or (2) as a return of capital in excess of their tax basis.

The partnership has seven aircraft on finance leases which expire after 1997. The partnership's use of different accounting methods for income tax and financial statement purposes, which may cause the partnership's taxable income to exceed financial statement income for years subsequent to 1997 by an estimated $70 million, would result in tax liabilities at the partnership level of approximately $28 million based upon current tax rates. The partnership is considering several tax planning strategies including the sale of the aircraft prior to 1998. These strategies may have the effect of accelerating the recognition of taxable income to years before 1998. Such taxable income would then be allocated to the partners and not taxed at the partnership level. In January 1993, the partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes.". This standard requires income taxes to be recorded on the liability method. This accounting change did not have a material effect on the partnership.

10.  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The USAir aircraft were purchased subject to a tax benefit transfer lease ("TBT") which provided for the transfer of Federal income tax ownership of the USAir aircraft to a tax lessor until 1991. The transfer was accomplished by the sale, for tax purposes only, of the aircraft to the tax lessor for cash and a note and a leaseback of the aircraft for rental payments which equalled the payments on the note. The rental payments resulted in tax deductions and the interest was included in taxable income. In 1991, the TBT lease agreement terminated and the tax attributes transferred under the TBT lease reverted to the partnership.

The difference between the method of accounting for income tax reporting and the method of accounting used in the accompanying financial statements are as follows (in thousands except per unit amounts):

                                                                      1995        1994         1993
                                                                      ----        ----         ----
Net income per financial statements:                               $  6,822     $  6,331     $  6,083
Increases (decreases) resulting from
       Casualty gain                                                    109            -            -
       Lease rents less earned finance lease income                   5,207        4,530        3,480
       Depreciation and amortization                                 (7,949)      (6,577)     (10,303)
                                                                   ----------------------------------
Income (loss) per income tax method                                   4,189        4,284         (740)
Allocable to general partner                                            (42)         (43)          (7)
                                                                   ----------------------------------

TAXABLE INCOME (LOSS) ALLOCABLE TO LIMITED PARTNERS                $  4,147     $  4,241     $   (733)

Taxable income (loss) per limited partnership unit after giving effect to taxable income allocable to general partner (amount
based on a unit owned from October 10, 1986)                       $   0.90     $   0.92     $  (0.16)
Partner's equity per financial statements                          $ 71,712     $ 74,562     $ 76,874
Increases (decreases) resulting from
       Casualty gain                                                    109            -            -
       Lease rents less earned finance lease income                  28,273       23,066       18,536
       Deferred underwriting discounts and commissions
       and organization costs                                         5,351        5,351        5,351
Accumulated depreciation and amortization                           (45,089)     (37,140)     (30,563)
TBT interest income less TBT rental expense                         (54,030)     (54,030)     (54,030)
                                                                   ----------------------------------

PARTNERS' EQUITY PER INCOME TAX METHOD                             $  6,326     $ 11,809     $ 16,168

11.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994 (in thousands, except per unit amounts):

1995                                             MARCH 31           JUNE 30              SEPT. 30              DEC. 31
----                                             --------           -------              --------              -------
Total Revenues                              $       3,103         $   3,221         $       3,179     $           3,010
Net Income                                  $       1,656         $   1,793         $       1,725     $           1,648
Net Income Per Limited Partnership Unit     $        0.35         $    0.38         $        0.37     $            0.36
Unit Trading Data:
Unit Prices (high-low) on NYSE              $15 - $13 3/8         $16 - $14         $18 - $15 1/8     $17 7/8 - $16 1/4
Unit Trading Volumes on NYSE                          236               338                   284                   213


1994                                                  MARCH 31             JUNE 30          SEPT. 30            DEC. 31
----                                                  --------             -------          --------            -------
Total Revenues                               $           3,191   $           3,194     $       3,180   $           2,973
Net Income                                   $           1,663   $           1,675     $       1,621   $           1,372
Net Income Per Limited Partnership Unit      $            0.36   $            0.36     $        0.35   $            0.29
Unit Trading Data:
Unit Prices (high-low) on NYSE               $16 1/8 - $15 1/4   $16 7/8 - $14 3/4     $17 - $15 1/2   $16 1/8 - $10 7/8
Unit Trading Volumes on NYSE                               430                 297               219                 475

         INDEX TO EXHIBITS


     Exhibit No.      Description
     ----------       ----------------------------
       3.5            Amendments to Amended and Restated Partnership Agreement.

       4.2 Loan and Security Agreement dated as of March 20, 1987 between Meridian Trust Company, as Trustee, as Borrower and The World Wing Company Limited, as Lender.

       4.3 8.75% Secured Non-recourse Note of Meridian Trust Company dated March 31, 1987 in favor of The World Wing Company
                      Limited.

       4.4            Instructions and Consent Agreement dated as of March 31,
                      1987 between the Registrant and The World Wing Company
                      Limited.

      10.9 Lease Agreement dated as of November 6, 1986, between GATX, as lessor and NYA, as lessee, with respect to aircraft
                      N7379F.

      10.17 Trust Agreement dated as of December 30, 1986, with respect to aircraft N7379F together with related trust certificate.

      10.40           Trust Agreement dated as of August 15, 1988, between
                      Trust Company for USL, Inc., as Trustee, United States
                      Airlease, Inc., and the Registrant, with respect to aircraft N913TW.

      10.45           Trust Agreement dated as of July 27, 1993 among Airlease
                      Ltd., A California Limited Partnership, as Owner
                      Participant, United States Leasing International, Inc., as Agent, and Trust Company for USL, Inc. as Trustee, with respect to one (1) Boeing 727-204 Aircraft with FAA
                      Registration No.  N362PA leased to Federal Express
                      Corporation.

       27.            Financial Data Schedule.