Form 10-Q
period 1996-03-31
AIRLEASE LTD
filed 1996-05-15
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549-1004

                          Form 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1996

                Commission file number 1-9259


       AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
    (Exact name of registrant as specified in its charter)


        Delaware                         94-3008908
 (State of Incorporation)     (I.R.S. Employer Identification No.)


 733 Front Street, P.O. Box 193985, San Francisco,California     94119
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






                                 I N D E X


                                                                    Page No.

Part I - Financial Information:

       Item 1. Financial Statements

              Balance Sheets --
               March 31, 1996 and December 31, 1995 .....................3

              Statements of Income --
               Three months ended March 31, 1996 and 1995 ...............4

              Condensed Statements of Cash Flows
               Three months ended March 31, 1996 and 1995 ...............5

              Notes to Condensed Financial Statements ...................6

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............7

Part II - Other Information:

       Item 6. Exhibits and Reports on Form 8-K .........................8
               Signatures................................................9

       AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                        BALANCE SHEETS
[CAPTION]

                                     March 31,
                                       1996        December 31,
(In thousands except unit data)     (Unaudited)       1995


ASSETS

Cash and cash equivalents          $   3,767   $         0
Finance leases - net                  90,557        91,564
Operating leases - net                 3,229        10,259
Notes receivable                         766           933
Prepaid expenses and other assets        252           265
                                         ---           ---

     Total assets                   $ 98,571      $103,021
                                      ======       =======


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners   $   2,336    $    2,336
Accounts payable and accrued
 liabilities                           1,523         1,490
Long-term notes payable               23,163        27,483
                                      ------        ------

     Total liabilities                27,022        31,309
                                      ======        ======

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners
 (4,625,000 units outstanding)        70,834        70,995
General partner                          715           717
                                         ---           ---

  Total partners' equity              71,549        71,712
                                      ------        ------

  Total liabilities and partners'
   equity                           $ 98,571      $103,021
                                      ======       =======

See NOTES TO CONDENSED FINANCIAL STATEMENTS

       AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                     STATEMENTS OF INCOME

                                         Three Months Ended
(Unaudited; in thousands                       March 31,
except per unit amounts)                      1996   1995
                                              ----   ----

REVENUES

Finance lease income                       $2,253  $2,316
Operating lease rentals                       599     751
Gain on sale of equipment                     556       0
Other income                                   23      36
                                               --      --

     Total revenues                         3,431   3,103
                                            -----   -----

EXPENSES

Interest                                      523     627
Depreciation - operating leases               443     522
Management fee - general partner              192     195
Investor reporting                             63      54
General and administrative                     39      49
                                               --      --

     Total expenses                         1,260   1,447
                                            -----   -----

Net Income                                 $2,171  $1,656
                                            =====   =====

Net Income Allocated To:

General Partner                           $   22   $  17
                                            ====    ====

Limited Partners                          $2,149  $1,639
                                           =====   =====

Net Income Per Limited Partnership
 Unit                                     $ 0.46  $ 0.35
                                           =====   =====


See NOTES TO CONDENSED FINANCIAL STATEMENTS

       AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                   STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                        March 31,
(Unaudited in thousands)                             1996      1995
                                                     ----      ----

NET CASH FLOWS FROM OPERATING ACTIVITIES         $   2,689  $ 2,314
                                                   -------    -----


CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment                      6,559        0
(Increase)/decrease in notes receivable                167     (736)
Rental receipts in excess of earned finance
 lease income                                        1,007      844
                                                     -----      ---

  Net cash from investing activities                 7,733      108
                                                     -----      ---


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing/(repayment) under lines of credit, net    (2,781)     678
Repayment of long-term debt                         (1,538)    (903)
Distributions paid to partners                      (2,336)  (2,196)
                                                    ------   ------

  Net cash used by financing activities             (6,655)  (2,421)
                                                    ------   ------

Increase in cash                                     3,767        1
Cash at beginning of period                              0        0
                                                     -----    -----

  Cash at end of period                          $   3,767   $    1
                                                   =======    =====


ADDITIONAL INFORMATION

Interest paid                                    $     426   $  489
                                                   =======     ====



See NOTES TO CONDENSED FINANCIAL STATEMENTS

       AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


           NOTES TO CONDENSED FINANCIAL STATEMENTS





1. SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership, necessary to a fair statement of the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1995 balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 1995, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 1995.

  CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. For Cash and Cash Equivalents, the carrying amount is stated at fair value.


2. NET INCOME PER LIMITED PARTNERSHIP UNIT

  Net Income Per Limited Partnership Unit is computed by dividing the net income allocated to the Limited Partners by the weighted average units outstanding (4,625,000).

       AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

The partnership presently has three long-term debt facilities. At March 31, 1996, the following amounts were outstanding: $12.1 million on an 8.75% non-recourse note collateralized by three aircraft leased to USAir; $6.5 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; and $4.6 million under a non-recourse long-term revolving declining variable interest loan facility collateralized by a fourth aircraft leased to USAir. A fourth facility which was collateralized by an aircraft sold in March 1996 was paid off with a portion of the sale proceeds received. Approximately $2.2 million remains available under the revolving loan facility.

Long-term borrowing at March 31, 1996 represented 16.8% of the original cost of aircraft presently owned by the partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

In March, the partnership sold its 50% interest in one MD-82 aircraft for $6.9 million. The aircraft was purchased by Airlease in April 1992 for $8.5 million and was leased to Finnair OY for seven years. The early sale provided the partnership with an attractive gain over its book value. Approximately $3 million of the sale proceeds were used to pay down debt, including a loan collateralized by the aircraft and other debt outstanding under available bank lines used for managing the business.

Although the partnership reviewed aircraft reinvestment opportunities, none were identified as suitable for the partnership. In consideration of this, conditions in the market and other factors, the General Partner determined the best use of the remaining sale proceeds was to return them to unitholders. A special distribution of $0.80 per unit was declared to unitholders of record on May 20, 1996 and is payable on May 31, 1996. Since the special distribution is in excess of reported earnings, it partially reflects a return of capital to unitholders.

Declared cash distributions for the fourth quarter 1995 of $2,336,000 and fourth quarter 1994 of $2,196,000 were paid in the first quarter ending March 31, 1996 and March 31, 1995, respectively. The increase in cash distributions paid for the fourth quarter 1995 compared to the previous year's quarter reflects the continuing stability of the partnership's portfolio.

In March 1996, the partnership declared a $0.50 per unit quarterly distribution amounting to $2,336,000 payable on May 15, 1996 to unitholders of record on March 29, 1996. This distribution exceeded first quarter net income of $2,171,000.

Results of Operations
- ---------------------

Net income for the quarter ended March 31, 1996 was $2,171,000, an increase of $515,000 over the comparable 1995 three-month period. Revenues were $3,431,000, compared with 1995's three-month revenues of $3,103,000. Higher income and revenues for the 1996 first quarter were largely due to the gain on sale of $556,000. Expenses declined 13% primarily due to lower interest and depreciation expense associated with the sale of an aircraft.

At March 31, 1996, all of the partnership's fourteen aircraft were on lease, and all customers were current under their present lease agreements.

Recent Developments
- -------------------

The General Partner of the Partnership is Airlease Management Services, Inc., a wholly-owned subsidiary of USL Capital, which in turn is an indirect subsidiary of Ford Motor Company ("Ford"). As previously reported, Ford is investigating the sale of all or a portion of USL Capital.

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




                           AIRLEASE
                           LTD., A CALIFORNIA LIMITED
                           PARTNERSHIP

                           By: Airlease Management Services, Inc.
                                General Partner


May 15, 1996                   By: /s/ David B. Gebler
Date                               David B. Gebler
                                   President



May 15, 1996                   By:  /s/ Robert A. Keyes, Jr.
Date                                Robert A. Keyes, Jr.
                                    Chief Financial Officer