Form 10-Q
period 1996-06-30
AIRLEASE LTD
filed 1996-08-08
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

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




                                   I N D E X


                                                                    Page No.

Part I - Financial Information:

        Item 1. Financial Statements

                Balance Sheets --
                   June 30, 1996 and December 31, 1995 ..................3

                Statements of Income --
                   Three and six months ended June 30, 1996 and 1995 ....4

                Condensed Statements of Cash Flows
                   Six months ended June 30, 1996 and 1995 ..............5

                Notes to Condensed Financial Statements .................6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations ...........7

Part II - Other Information:

        Item 6. Exhibits and Reports on Form 8-K ........................9
                Signatures .............................................10

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                                                   June 30,
                                                     1996      December 31,
(In thousands except unit data)                  (Unaudited)       1995
- ---------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                         $      1     $      0
Finance leases - net                                88,858       91,564
Operating leases - net                               2,847       10,259
Notes receivable                                       594          933
Prepaid expenses and other assets                      185          265
                                                       ---          ---
        Total assets                              $ 92,485     $103,021
                                                    ======      =======


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                  $  2,102     $  2,336
Accounts payable and accrued liabilities               974        1,490
Long-term notes payable                             22,111       27,483
                                                    ------       ------
        Total liabilities                           25,187       31,309
                                                    ======       ======


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)      66,625       70,995
General partner                                        673          717
                                                       ---          ---
        Total partners' equity                      67,298       71,712
                                                    ------       ------

        Total liabilities and partners' equity      92,485     $103,021
                                                    ======      =======

- -------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                              STATEMENTS OF INCOME


                                     Three Months Ended      Six Months Ended
(Unaudited; in thousands                  June 30,               June 30,
except per unit amounts)              1996       1995         1996      1995
- ----------------------------------------------------------------------------

REVENUES

Finance lease income                   $2,215  $2,442         $4,468    $4,758
Operating lease rentals                   400     734            999     1,485
Gain on sale of equipment                   0       0            556         0
Other income                              102      45            125        81
                                          ---      --            ---        --

        Total revenues                  2,717   3,221          6,148     6,324
                                        -----   -----           -----    -----



EXPENSES

Interest                                 491     607           1,014    1,234
Depreciation - operating leases          352     522             795    1,044
Management fee - general partner         187     200             379      395
Investor reporting                        61      58             124      112
General and administrative                38      41              77       90
                                          --      --              --       --

        Total expenses                 1,129   1,428           2,389    2,875
                                       -----   -----           -----    -----


Net Income                            $1,588  $1,793          $3,759   $3,449
                                       =====   =====           =====    =====

Net Income Allocated To:

General Partner                       $   16  $   17          $   38   $   34
                                       =====   =====           =====    =====

Limited Partners                      $1,572  $1,775          $3,721   $3,415
                                       =====   =====           =====    =====

Net Income Per Limited Partnership
Unit                                  $ 0.34  $ 0.38          $ 0.80   $ 0.74
                                       =====   =====           =====    =====

- -------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS



                                                      Six Months Ended
                                                          June 30,
(Unaudited; in thousands)                             1996        1995
- --------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES          $  4,177      $  4,461
                                                   -------       -------


CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment                      6,559             0
(Increase)/decrease in notes receivable                339          (582)
Rental receipts in excess of earned finance
lease income                                         2,706         2,467
                                                     -----         -----

  Net cash from investing activities                 9,604         1,885
                                                     -----         -----


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing/(repayment) under lines of credit, net    (2,641)         (359)
Proceeds from issuance of long-term debt                 0           425
Repayment of long-term debt                         (2,730)       (2,020)
Distributions paid to partners                      (8,409)       (4,392)
                                                    ------        ------

  Net cash used by financing activities            (13,780)       (6,346)
                                                   -------        ------

Increase in cash                                         1             0
Cash at beginning of period                              0             0
                                                         -             -

  Cash at end of period                         $        1      $      0
                                                 =========       =======


ADDITIONAL INFORMATION

Interest paid                                   $    1,049      $  1,209
                                                 =========       =======

- -------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                    NOTES TO CONDENSED FINANCIAL STATEMENTS





1.      SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership, necessary to a fair statement of the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of opera-tions for a full year. The December 31, 1995 balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 1995, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 1995.

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

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The partnership presently has three long-term debt facilities. At June 30, 1996, the following amounts were outstanding: $11.1 million on an 8.75% non-recourse note collateralized by three aircraft leased to USAir; $6.3 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; and $4.7 million under a non-recourse long-term revolving declining variable interest loan facility collateralized by a fourth aircraft leased to USAir. Approximately $1.7 million remains available under the revolving loan facility.

Long-term borrowing at June 30, 1996 represented 16% of the original cost of the aircraft presently owned by the partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Declared cash distributions for the first quarter 1996 of $2,336,000 and first quarter 1995 of $2,196,000 were paid in the second quarter ending
June 30, 1996 and June 30, 1995, respectively. Increased cash distributions paid in the first quarter 1996 reflected higher cash available from operations as defined in the Partnership Agreement.

In May 1996, the partnership declared a special cash distribution of $0.80 per unit to unitholders of record on May 20, 1996 which was paid on May 31, 1996. In March, the partnership sold its 50% interest in an MD-82 aircraft. As a result of this sale, a special cash distribution of $0.80 was paid to unitholders in May from the proceeds of the sale.

In June 1996, the partnership declared a $0.45 per unit quarterly distribution amounting to $2,102,000 payable on August 15, 1996 to unitholders of record on June 28, 1996. This distribution exceeded second quarter net income of $1,588,000.

Results of Operations

Net income for the second quarter ended June 30, 1996 was $1,588,000, a decrease of $205,000 or 11% over the comparable 1995 three-month period. Second-quarter 1996 revenues were $2,717,000 compared with last year's revenues of $3,221,000. Lower earnings and revenues for the 1996 three-month period are primarily attributable to the sale of a 50% interest in one MD-82 aircraft in March, last year's casualty loss of a one-third interest in one 737-200 aircraft, and the normal runoff of finance lease income as the portfolio matures.

Earnings for the 1996 six-month period were $3,759,000, an increase of 9% compared with the six-month period ended June 30, 1996. Revenues for the 1996 period were $6,148,000 compared with last year's revenues of $6,324,000. Lower revenues primarily reflect a lower level of income as the portfolio matures, partially offset by a gain on sale of aircraft. While revenues declined, expenses declined further, resulting from lower depreciation and interest expense.

Recent Developments

As of June 30, 1996, the partnership owned interests in 14 aircraft. Six
Boeing 737-200 aircraft on lease to Continental Airlines, representing less than 2% of assets, are scheduled to come off-lease at December 31, 1996. The partnership has entered into an agreement to sell its one-third interest in these aircraft at lease expiration. Assuming the transaction is consummated, the sale will result in net sale proceeds of $2.9 million and a gain on sale of approximately $1.9 million. The General Partner has not yet determined the best use of the sale proceeds, which may include reinvestment, repayment of debt, or a special cash distribution.

On July 26, 1996, USL Capital Corporation and BankAmerica Corporation announced agreement for BankAmerica Leasing and Capital Group affiliates to acquire approximately $1.8 billion in assets from USL Capital Corporation, including USL Capital's interests in Airlease Management Services, Inc., the General Partner of Airlease Ltd. and in United States Airlease Holding, Inc., which holds 22% of the limited partnership units. Following the sale, BankAmerica will manage the commercial aircraft of Airlease Ltd. and the aircraft presently owned by USL Capital Corporation. The Airlease transactions are expected to be completed by the end of the year.

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


                           AIRLEASE LTD., A CALIFORNIA LIMITED
                           PARTNERSHIP

                        By:  Airlease Management Services, Inc.
                             General Partner



August 8, 1996          By:  /s/ David B. Gebler

Date                         David B. Gebler
                             President





August 8, 1996          By:  /s/ Robert A. Keyes, Jr.

Date                         Robert A. Keyes, Jr.
                             Chief Financial Officer