Form 10-Q
period 1996-09-30
AIRLEASE LTD
filed 1996-11-12
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                    Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1996

                          Commission file number 1-9259


               AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  Delaware                           94-3008908
          ------------------------      ------------------------------------
          (State of Incorporation)      (I.R.S. Employer Identification No.)


      555 California Street, San Francisco, California              94104
      ------------------------------------------------            ----------
          (Address of principal executive offices)                (Zip Code)


                                (415) 765-1814
            ----------------------------------------------------
            (Registrant's telephone number, including area code)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

               AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
               -----------------------------------------------









                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

         Item 1. Financial Statements

                 Balance Sheets --
                   September 30, 1996 and December 31, 1995................3

                 Statements of Income --
                   Three and nine months ended September 30, 1996 and
                   1995....................................................4

                 Condensed Statements of Cash Flows
                   Nine months ended September 30, 1996 and 1995...........5

                 Notes to Condensed Financial Statements...................6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............7

Part II - Other Information:

         Item 6. Exhibits and Reports on Form 8-K..........................9
                 Signatures...............................................10

               AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
               -----------------------------------------------


                                 BALANCE SHEETS

                                             SEPTEMBER 30,
                                                1996             DECEMBER 31,
(IN THOUSANDS EXCEPT UNIT DATA)               (UNAUDITED)           1995
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                          $     1           $      0
Finance leases - net                                84,824             91,564
Operating leases - net                               2,463             10,259
Notes receivable                                       417                933
Prepaid expenses and other assets                      177                265
                                                   -------           --------

       Total assets                                $87,882           $103,021
                                                   =======           ========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                  $  2,102          $   2,336
Accounts payable and accrued liabilities               923              1,490
Long-term notes payable                             18,130             27,483
                                                   -------           --------

       Total liabilities                            21,155             31,309
                                                   -------           --------


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)      66,060             70,995
General partner                                        667                717
                                                   -------            -------

       Total partners' equity                       66,727             71,712
                                                   -------           --------

       Total liabilities and partners' equity      $87,882           $103,021
                                                   =======           ========

-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

               AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
               -----------------------------------------------


                              STATEMENTS OF INCOME

                                 THREE MONTHS ENDED      NINE MONTHS ENDED
(UNAUDITED; IN THOUSANDS            SEPTEMBER 30,          SEPTEMBER 30,
EXCEPT PER UNIT AMOUNTS)           1996       1995         1996     1995
---------------------------------------------------------------------------

REVENUES

Finance lease income              $2,185    $2,413       $6,653   $7,171
Operating lease rentals              399       699        1,398    2,184
Gain on sale of equipment              0        0           556        0
Other income                          14        67          139      148
                                  ------    ------       ------   ------

       Total revenues              2,598     3,179        8,746    9,503
                                  ------    ------       ------   ------


EXPENSES

Interest                             427       581        1,441    1,815
Depreciation - operating leases      353       581        1,148    1,625
Management fee - general partner     180       196          559      591
Investor reporting                    62        58          186      170
General and administrative            44        38          121      128
                                  ------    ------       ------   ------

       Total expenses              1,066     1,454        3,455    4,329
                                  ------    ------       ------   ------


Net Income                        $1,532    $1,725       $5,291   $5,174
                                  ======    ======       ======   ======

Net Income Allocated To:

General Partner                   $   15    $   17       $   53   $   52
                                  ======    ======       ======   ======

Limited Partners                  $1,517    $1,708       $5,238   $5,122
                                  ======    ======       ======   ======

Net Income Per Limited Partner-
   ship Unit                      $ 0.33    $ 0.37       $ 1.13   $ 1.11
                                  ======    ======       ======   ======

-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

               AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
               -----------------------------------------------


                            STATEMENTS OF CASH FLOWS

                                                   FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,
(UNAUDITED; IN THOUSANDS)                              1996        1995
-----------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES            $ 6,050      $7,137
                                                    -------      ------


CASH FLOWS FROM INVESTING ACTIVITIES

Aircraft equipment purchase                               0         (66)
Proceeds from sale of equipment                       6,559           0
(Increase)/decrease in notes receivable                 516        (423)
Casualty settlement proceeds                              0         444
Rental receipts in excess of earned finance
   lease income                                       6,740         503
                                                    -------      ------

  Net cash from investing activities                 13,815         458
                                                    -------      ------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing/(repayment) under lines of credit, net     (4,588)        553
Proceeds from issuance of long-term debt                  0         600
Repayment of long-term debt                          (4,765)     (2,020)
Distributions paid to partners                      (10,511)     (6,728)
                                                   ---------     -------

  Net cash used by financing activities             (19,864)     (7,595)
                                                    --------     -------

Increase in cash                                          1           0
Cash at beginning of period                               0           0
                                                       ----        ----
  Cash at end of period                               $   1    $      0
                                                       ====     =======

ADDITIONAL INFORMATION
Interest paid                                       $ 1,594    $  1,356
                                                     ======      ======

-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

               AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
               -----------------------------------------------


                   NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

    BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership, necessary to a fair statement of the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1995 balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 1995, but does not include all disclo-sures required by generally accepted accounting principles. The statements should be read in conjunction with the Organization and Significant Account-ing Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 1995.

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

               AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The partnership presently has three long-term debt facilities. At September 30, 1996, the following amounts were outstanding: $9.0 million on an 8.75% non-recourse note collateralized by three aircraft leased to USAir; $6.3 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; and $2.8 million under a non-recourse long-term revolving declining variable interest loan facility collateralized by a fourth aircraft leased to USAir. Approximately $3.2 million remains available under the revolving loan facility.

Long-term borrowing at September 30, 1996 represented 13% of the original cost of the aircraft presently owned by the partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first nine months of 1996 amounted to $10.5 million versus $6.7 million in the first nine months of 1995, an increase of $3.8 million. The increase reflects the special cash distribution paid in May 1996 from the proceeds of the sale in March of the partnership's 50% interest in one MD-82 aircraft.

In September 1996, the partnership declared a $0.45 per unit quarterly distribution amounting to $2,102,000 payable on November 15, 1996 to unitholders of record on September 30, 1996. This distribution exceeded third quarter net income of $1,532,000.

Results of Operations
---------------------

Net income for the third quarter ended September 30, 1996 declined by 11% over the comparable 1995 three-month period, primarily due to reduced revenues as a result of the March 1996 aircraft sale. For the nine-month period ended
September 30, 1996 net income increased by 2% over the comparable 1995 nine-month period primarily due to the gain on the March 1996 aircraft sale. Total revenues for the three- and nine-month period ended September 30, 1996 were $2,598,000 and $8,746,000, respectively, compared with $3,179,000 and $9,503,000 for the comparable 1995 periods. For both periods, finance lease income declined reflecting the normal reduction as the portfolio matures, and operating rentals declined due primarily to the sale of the partnership's 50% interest in one MD-82 aircraft in March at a gain of $556,000.

Change in Ownership
-------------------

On October 31, 1996, BA Leasing & Capital Corporation ("BALCAP") purchased the stock of Airlease Management Services, Inc., the General Partner of Airlease Ltd., and the stock of United States Airlease Holding, Inc. ("USAH") which owns 5 % of the limited partnership units. As a result of this purchase, and the September purchase of 17% of the units from USL Capital, BALCAP now owns the general partner and 22 percent of the limited partnership units. As sole stockholder, BALCAP may be deemed to control AMSI and thus may be deemed to control the operations of the partnership.

With the change in ownership, three new directors have been elected:
Richard V. Harris, Chairman and President of BALCAP, K. Thomas Rose, Executive Vice President and Chief Operating Officer of BALCAP, and Richard C. Walter, Senior Vice President/Controller of BALCAP. The two outside directors, Leonard Marks, Jr. and William A. Hasler, will remain on the board. David B. Gebler will also serve as Chairman and Chief Executive Officer.

Portfolio Matters
-----------------

Six Boeing 737-200 aircraft on lease to Continental Airlines are scheduled to be sold on December 31, 1996, the lease expiration date. Assuming the transaction is consummated, the sale will result in net sale proceeds to the partnership of $2.9 million and a gain on sale of approximately $1.9 million. The General Partner has not yet determined the best use of the sale proceeds, which may include reinvestment, repayment of debt, or a special cash distribution.

A reinvestment opportunity presently under consideration is the acquisition of the remaining 50% interest in the MD-82 aircraft on lease to Trans World Airlines. The aircraft currently is owned jointly by the partnership and USL Capital Corporation. If purchased, the partnership would own the entire aircraft.

                           PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a)  Exhibits
             27.  Financial Data Schedule

        (b)  Reports on Form 8-K.
             Form 8-K was filed on August 20, 1996, regarding a Change in Control of Registrant.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AIRLEASE LTD., A CALIFORNIA LIMITED
                                   PARTNERSHIP

                                   By:  Airlease Management Services, Inc.
                                        General Partner


November 12, 1996                     By:  /s/ David B. Gebler
-----------------------                  ---------------------
Date                                     David B. Gebler
                                         President



November 12 , 1996                    By:  /s/ Richard C. Walter
------------------------                 -----------------------
Date                                     Richard C. Walter
                                         Chief Financial Officer