Form 10-K
period 1996-12-31
AIRLEASE LTD
filed 1997-03-31
CIK 799033

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                           Commission File No. 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                 California                   94-3008908
          (State of Organization) (I.R.S. Employer Identification No.)

          555 California Street, Fourth Floor, San Francisco, CA 94104
               (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (415) 765-1814

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS:                       NAME OF EACH EXCHANGE
    Depositary Units Representing                    ON WHICH REGISTERED:
      Limited Partner Interests                    New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         Aggregate market value of Depositary Units, held by nonaffiliates of the registrant as of the close of business at March 27, 1997 was $36,886,675.00.

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I

ITEM 1. BUSINESS .........................................................     3

ITEM 2. PROPERTIES .......................................................    16

ITEM 3. LEGAL PROCEEDINGS ................................................    16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............    16

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS ..............................................    16

ITEM 6. SELECTED FINANCIAL DATA ..........................................    19

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ..............................    20

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................    25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE ..............................    25

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..............    25

ITEM 11. EXECUTIVE COMPENSATION ..........................................    27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT ..................................................    27

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................    29

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
         AND REPORTS ON FORM 8-K .........................................    30

SIGNATURES ...............................................................    34

INDEX TO EXHIBITS ........................................................  A-15

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                                    FORM 10-K


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                                     PART I

ITEM 1. BUSINESS

GENERAL

         Airlease Ltd., A California Limited Partnership (the "Partnership" or "Airlease"), was formed in 1986. The general partner of the Partnership (the "General Partner") is Airlease Management Services, Inc., a Delaware corporation. Until October 31, 1996 the General Partner was a wholly owned subsidiary of USL Capital Corporation ("USL Capital"), which in turn is an indirect subsidiary of Ford Motor Company. On October 31, 1996, BA Leasing & Capital Corporation, a California corporation ("BALCAP") purchased the stock of the General Partner from USL Capital and now the General Partner is a wholly owned subsidiary of BALCAP. See "The BALCAP/USL Capital Transaction" below. BALCAP is a wholly owned indirect subsidiary of BankAmerica Corporation. A total of 4,625,000 Depositary Units representing limited partnership interests ("Units") in the Partnership are outstanding, of which 3,600,000 are held by the public and 1,025,000 are owned by BALCAP and its subsidiaries. The Partnership invests in commercial aircraft and leases the aircraft to others, primarily airlines, pursuant to full payout or operating leases.

PLAN TO RESTRICT TRANSFERABILITY OF UNITS AND CEASE REINVESTMENT

         On March 13, 1997 the board of directors of the General Partner approved a plan to restrict the transferability of Units, which will result in delisting of the Units from trading on the New York Stock Exchange in December 1997, and to cease making new aircraft investments, leading to an earlier than planned liquidation of the Partnership (the "Plan to Restrict Transferability of Units and Cease Reinvestment"). The plan is subject to approval by the limited partners of the Partnership (the "Limited Partners").

         The plan is designed to maximize value to holders of Units ("Unitholders") while protecting them from adverse effects of federal income tax law. As previously reported, the Partnership will be taxed as if it were a corporation effective January 1, 1998, if the Units are freely tradable on that date. This additional level of tax would substantially reduce distributions to Unitholders. The plan is being proposed because of these changes in the tax law and the Partnership's competitive position in the present market. See "Federal Income Taxation" below and "Competitive Position of the Partnership" below.

         Under the plan, transferability of the Units would be restricted in December 1997 and the Units would be delisted from trading at that time. Although the Units would not be freely tradable on the New York Stock Exchange or a similar secondary market after December 1997, under provisions of the tax law, there are a number of services which may be available to facilitate purchases and sales of Units. At this time it is difficult to know if these services will operate with respect to the Units, and IRS rules impose various limitations as to the aggregate number of Units which may be sold in any year utilizing these services. The Partnership will explore the alternatives available to facilitate purchases and sales of the Units while protecting the Partnership from taxation as a corporation. If no such services develop, Unitholders may be unable to sell their Units, but they would receive distributions through the remaining term of the Partnership.

         The plan also provides that the Partnership would not make any new aircraft investments, would sell its aircraft as attractive opportunities become available and would distribute net sales proceeds to Unitholders after each sale. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--Plan to Restrict Transferability of Units and Cease Reinvestment."

THE BALCAP/USL CAPITAL TRANSACTION

         In August 1996, USL Capital and BALCAP entered into an agreement providing for the purchase by BALCAP and its affiliates of approximately $1.8 billion in assets from USL Capital, including substantially all of the aircraft portfolio assets of USL Capital (the "BALCAP/USL Capital Transaction"). The aircraft portfolio assets included all of the stock of the General Partner and United States Airlease Holding, Inc. (which then owned 22.2% of the outstanding Units), all Units owned by USL Capital and its subsidiaries, and the interests in aircraft jointly owned by USL Capital and the Partnership (a 50% interest in an aircraft (the "TWA Aircraft") on lease to TransWorld Airlines ("TWA") and a 50% interest in aircraft (the "Sun Jet Aircraft") on lease to Sun Jet International, Inc. ("Sun Jet")). The purchase price for the limited partnership interests was $15.70 per Unit and for the stock of the General Partner was $726,260 (as adjusted to account for fees payable to the General Partner under the Limited Partnership Agreement between September 1, 1996 and October 31, 1996), and the funds for such purchase were provided by Bank of America National Trust and Savings Association from its working capital.

         Pursuant to the agreements between USL Capital and the Partnership covering jointly owned aircraft, the Partnership had a right of first refusal to purchase USL Capital's interest in the TWA Aircraft and the Sun Jet Aircraft on the same terms as those offered by BALCAP. The General Partner reviewed these terms and determined that it would not be in the best interest of the Partnership to purchase the Sun Jet Aircraft. With respect to the TWA Aircraft, the General Partner determined that the purchase price was below the appraised value and that it would be in the Partnership's best interest to purchase the TWA Aircraft so long as the Partnership could obtain financing. As a result, USL Capital sold its interest in the Sun Jet Aircraft to BALCAP, and that aircraft is now jointly owned by BALCAP and the Partnership, and in January 1997, the Partnership purchased USL Capital's interest in the TWA Aircraft, and that aircraft is now wholly owned by the Partnership. The purchase of the TWA Aircraft was made on the same terms offered by BALCAP, and the purchase price was $5.7 million.

         As a result of the BALCAP/USL Capital Transaction, the General Partner is a wholly owned subsidiary of BALCAP, BALCAP owns directly or through its subsidiaries 22.2% of the Units and BALCAP and the Partnership jointly own the Sun Jet Aircraft. USL Capital no longer has any affiliation with the Partnership, and the General Partner believes that as a result of the BALCAP/USL Capital Transaction, USL Capital is no longer in the aircraft leasing and finance business.

PRINCIPAL INVESTMENT OBJECTIVES

         The business of the Partnership is to acquire and own, either directly or through joint ventures, aircraft and to lease such aircraft primarily to airlines. The Partnership's principal investment objectives are to generate income for quarterly cash distributions to Unitholders and to build and own a diversified portfolio of leased aircraft. The Partnership's investment objectives provide that until January 1, 2005, it intends to use a substantial portion of the cash derived from the sale, refinancing or other disposition of aircraft to purchase additional aircraft if attractive investment opportunities are available. However, because of the impact of changes in tax law and the Partnership's competitive position in the present market, the General Partner is proposing the Plan to Restrict Transferability of Units and Cease Reinvestment. See "Plan to Restrict Transferability of Units and Cease Reinvestment" above.

AIRCRAFT PORTFOLIO

         The Partnership's aircraft portfolio consists of full and undivided partial ownership interests in narrow-body (single-aisle) twin and tri-jet commercial aircraft which were acquired as used aircraft. Although the Partnership is permitted to do so, the Partnership does not own interests in aircraft which were acquired as new aircraft; nor does the Partnership own any wide-body aircraft, such as the Boeing 747 and McDonnell Douglas MD-11, or any turboprop or prop-fan powered aircraft.

         The following table describes the Partnership's aircraft portfolio at January 31, 1997:

                    Number &                                           Current        Purchase
                 type; year of       Ownership      Acquired by         lease         price (in          Type              Noise
Lessee              delivery         Interest       Partnership      expiration       millions)        of lease        compliance(1)
------             ----------        ---------      -----------      ----------       ---------        --------        -------------
USAir               5 MD-82            100%             1986            2001(3)          $91.0          Direct           Stage III
                    1981 (2)                                                                            finance

FedEx             1 727-200FH          100%             1987            2006            $18.5(4)        Direct           Stage III
                      1979                                                                              finance

TWA                 1 MD-82            100%(5)          1988(5)         2002            $15.8(5)        Direct           Stage III
                      1984                                                                              finance

Sun Jet            1 DC-9-51            50%             1986            1997             $4.4(6)        Operating        Stage II
                      1975


(1) See "Government Regulations--Aircraft Noise" below, for a description of laws and regulations governing aircraft noise.

(2) The investment tax credits and the accelerated depreciation originally available upon delivery of the aircraft on lease to USAirways, Inc. (formerly USAir, Inc.) ("USAir") were sold in 1981 pursuant to a tax benefit transfer lease, which terminated November, 1991. See Note 10 of Notes to Financial Statements.

(3) USAir has the right to renew the lease as to all aircraft in 1998 (at the end of the initial twelve year term) for an additional three years at the current quarterly rental. If USAir does not elect to renew, it is required to make a termination payment and return the aircraft to the Partnership. See Note 2 of Notes to Financial Statements.

(4) The purchase price includes $6.9 million of conversion costs for the upgrade of the aircraft from a Stage II passenger aircraft to a Stage III freighter.

(5) The Partnership originally acquired a 50% interest in this aircraft in 1988 for a purchase price of $10.1 million. On January 31, 1997 the Partnership purchased the remaining 50% interest from USL Capital for a purchase price of $5.7 million. See "The BALCAP/USL Capital Transaction" above.

(6) The purchase price includes $0.7 million related to the overhaul of the aircraft.


         At January 31, 1997, the book value of aircraft by lessee as a percent of total assets was as follows: USAir, 68.9%; FedEx, 12%; TWA, 13.3%; and Sun Jet, 1.1%. Revenues by lessee as a percentage of total revenue for 1996 and 1995, respectively, were as follows: USAir, 57.1% and 64%; TWA, 5.3% and 6.9%; FedEx, 4.1% and 4.6%; and Sun Jet, 2.6% and 2.7%

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations" for a further discussion of the Partnership's lessees.

         The partnership's lessees have the following fair market value renewal options: USAir has the right to renew its lease as to any of the aircraft for up to three additional renewal terms of one year each at a fair market value rental, provided that the number of aircraft to be returned at the end of any renewal term may not be less than two; Fedex has the right to renew its lease for one six-month term at the current rent payable under the lease, and thereafter for four successive one year terms at a fair market value rental; and TWA has the right to renew its lease for one term of one, two, three or four years at fair market value rentals.

COMPETITIVE POSITION OF THE PARTNERSHIP

         As the Partnership has advised Unitholders over the course of the Partnership's existence, significant changes in the aircraft and aircraft leasing markets have occurred since the inception of the Partnership. In the past ten years, the supply of commercial jet aircraft has increased substantially, but the demand has not always kept pace with the supply primarily because of changes in the airline industry. In the late 1980's and early 1990's competition in the airline industry led to airline restructurings and consolidations. Airlease itself experienced the effect of this competition as four of its lessees (Eastern Airlines, Pan American Airlines, Continental Airlines, Inc. ("Continental") and TWA) filed for bankruptcy during this period. In the wake of these restructurings, airlines have been taking actions to increase utilization of their fleets to reduce the need for additional aircraft.

         These conditions have led to periods in which the supply of aircraft has exceeded the demand. Oversupply adversely impacts lessors like the Partnership, because it increases the competition among lessors to place and retain aircraft on lease and lease rates decline. Similarly, opportunities for gain on sale of aircraft are reduced. Although demand for aircraft has been increasing in the last two years as many airlines have returned to profitability, and more recently lease rates appear to be improving, the airline industry tends to be cyclical, indicating a potential return to less favorable conditions.

         The aircraft leasing industry has become increasingly competitive.
In making aircraft investments, leasing aircraft to lessees, and seeking purchasers of aircraft, the Partnership competes with large leasing companies, aircraft manufacturers, airlines and other operators, equipment managers, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft. Affiliates of the General Partner are engaged in many of these businesses and may be deemed to be in competition with the Partnership. There are many large leasing companies which have the financial strength to borrow at very low rates and to obtain significant discounts when purchasing large quantities of aircraft. The lower capital and acquisition costs enjoyed by these large leasing companies permit them to offer airlines lower lease rates than smaller leasing companies can offer. The Partnership does not have the resources to purchase newer aircraft or to purchase aircraft at volume discounts and has only a limited ability to use tax deferrals in its pricing.

         As previously reported to Unitholders, the Partnership's access to capital is limited. Since all Cash Available from Operations, as defined in the Limited Partnership Agreement, is distributed, there is no build up of equity capital, and acquisitions must be funded from proceeds available when aircraft are sold or from debt. Access to debt is limited because most of the Partnership's aircraft are being used to secure existing borrowings. In general, the Partnership's pricing is uncompetitive for new acquisitions because of its limited sources and high cost of capital.

         Because of these factors, finding new investment opportunities that offer an appropriate balance of risk and reward has been very difficult. During the past five years the Partnership has made only two aircraft investments, both of which were possible because of special circumstances which the General Partner believes are unlikely to occur in the future. In 1992, the Partnership acquired an interest in an aircraft on lease to Finnair OY ("Finnair"). This transaction was possible because it was funded from an existing bank line which had been in place since 1988 and had a very low borrowing rate. The General Partner believes that such favorable borrowing rates currently are not available to the Partnership. In January 1997, the Partnership acquired the remaining 50% interest in an aircraft on lease to TWA. This transaction was available only because the Partnership already owned a 50% interest in this aircraft and had originally negotiated the right to match a purchase offered by a third party. See "The BALCAP/USL Capital Transaction" above.

         In 1996, the Partnership sold interests in seven aircraft (a 50% interest in an aircraft on lease to Finnair and a one-third interest in six aircraft on lease to Continental) at a profit. See "Disposition of Aircraft" below. However because of the factors described above, the Partnership was unable to reinvest the proceeds in aircraft at an acceptable return, and the General Partner determined that the best use of the net proceeds was to distribute them to Unitholders.

         Because of the changes in tax law (see "Federal Income Taxation" below) and the competitive position of the Partnership described above, the General Partner is proposing the Plan to Restrict Transferability of Units and Cease Reinvestment.

EXISTING PARTICIPANTS IN LEASES

         The Partnership owns a 100% interest in all aircraft in its portfolio except the Sun Jet Aircraft which is owned 50% by the Partnership and 50% by BALCAP. USL Capital originally participated equally with the Partnership in all transactions except the aircraft on lease to USAir (the "USAir Aircraft"). In April 1993 the Partnership leased two aircraft (held jointly with USL Capital), which were previously off lease, to FedEx. In September 1993 the Partnership exchanged its 50% interest in the two aircraft for a 100% interest in one aircraft and pledged the aircraft and the lease as collateral to obtain funds to upgrade the aircraft from a Stage II passenger aircraft to a Stage III freighter. In January 1997, the Partnership purchased a 50% interest in the TWA Aircraft formerly owned by USL Capital, and now owns a 100% interest in this aircraft. See "The BALCAP/USL Capital Transaction" above.

         With respect to the Sun Jet Aircraft which is jointly owned by BALCAP and the Partnership, BALCAP and the Partnership have agreed (i) to act in good faith to reach agreement as to all actions which may be required with respect to the lease and that any dispute between them will be settled by arbitration; (ii) not to transfer any interest in the related aircraft or lease without the consent of the other, except for a transfer to an affiliate and except for a transfer described in clause (iii); and (iii) that each party has a right of first refusal to purchase any such interest prior to the transfer to any third party.

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

         All of the Partnership's leases are net leases, which provide that the lessee will bear the direct operating costs and the risk of physical loss of the aircraft; pay sales, use or other similar taxes relating to the lease or use of the aircraft; maintain the aircraft; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the specific amount set forth in the lease (which may be less than the market value of the aircraft); and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In general, substantially all obligations connected with the ownership and operation of the leased aircraft are assumed by the lessee and minimal obligations are imposed upon the Partnership. Default by a lessee may cause the Partnership to incur unanticipated expenses. See "Government Regulation" below.

         Certain provisions of the Partnership's leases may not be enforceable upon a default by a lessee or in the event of a lessee's bankruptcy. The enforceability of leases will be subject to limitations imposed by Federal, California, or other applicable state law and equitable principles.

         In order to encourage equipment financing to certain transportation industries, Federal bankruptcy laws traditionally have afforded special treatment to certain lenders or lessors who have provided such financing.
Section 1110 ("Section 1110") of the United States Bankruptcy Code, as amended (the "Bankruptcy Code"), implements this policy by creating a category of aircraft lenders and lessors whose rights to repossession are substantially improved. If a transaction complies with Section 1110, the transaction is not affected by the automatic stay provisions of the Bankruptcy Code (and thus, the lender or lessor may repossess the equipment), unless within 60 days after commencement of a bankruptcy proceeding the trustee agrees to perform all obligations of the debtor under the agreement or lease and all defaults (except those relating to insolvency or insolvency proceedings) are cured within such 60-day period.

         On October 22, 1994, President Clinton signed into law the Bankruptcy Reform Act of 1994 (the "Reform Act"). The Reform Act made several changes to
Section 1110, such that it now protects all transactions involving qualifying equipment, whether the transaction is a lease, conditional sale, purchase money financing or customary refinancing. For equipment first placed in service on or prior to the date of enactment, the requirement that the lender provide purchase money financing continues to apply, but there is a "safe harbor" definition for leases, so that Section 1110 benefits will be available to the lessor without regard to whether or not the lease is ultimately determined to be a "true" lease. This safe harbor is not the exclusive test so that other leases which do not qualify under the safe harbor, but which are true leases, will continue to be covered as leases by Section 1110. The Partnership may not be entitled to the benefits of Section 1110 upon insolvency of a lessee airline under all of its leases.

         In the past, the Partnership has had interests in aircraft leased to operators based outside the United States. It is possible that the Partnership's aircraft could be leased or subleased to foreign airlines. Aircraft on lease to such foreign operators are not registered in the United States and it is not possible to file liens on such foreign aircraft with the Federal Aviation Administration (the "FAA"). Further, in the event of a lessee default or bankruptcy, repossession and claims would be subject to laws other than those of the United States.

AIRCRAFT REMARKETING

         On termination of a lease and return of the aircraft to the Partnership, the Partnership must remarket the aircraft to realize its full investment. See "Disposition of Aircraft" below, for a description of the Partnership's remarketing at lease expiration of six aircraft on lease to Continental. Under the Amended and Restated Agreement of Limited Partnership, as amended, of the Partnership (the "Limited Partnership Agreement"), the remarketing of aircraft may be through a lease or sale. The terms and conditions of any such lease would be determined at the time of the re-lease, and it is possible (although not anticipated at this time) that the lease may not be a net lease. The General Partner will evaluate the risks associated with leases which are not net leases prior to entering into any such lease. The General Partner has not established any standards for lessees to which it will lease aircraft and, as a result, there is no investment restriction prohibiting the Partnership from doing business with any lessee, including "start-up" airlines. However, the General Partner will analyze the credit of a potential lessee and evaluate the aircraft's potential value prior to entering into any lease.

DISPOSITION OF AIRCRAFT

         The Partnership's original intent was to dispose of all its aircraft by the year 2011, subject to prevailing market conditions and other factors. However, because of the impact of changes in tax law and the Partnership's competitive position in the present market, the General Partner is proposing the Plan to Restrict Transferability of Units and Cease Reinvestment. See "Plan to Restrict Transferability of Units and Cease Reinvestment" above.

         Under the Limited Partnership Agreement, aircraft may be sold at any time whether or not the aircraft are subject to leases if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so.

         In 1995, casualty proceeds were received on one 737-200 aircraft on lease to Continental which was damaged in a ground accident and declared a total loss. The proceeds received exceeded the net book value of the aircraft and resulted in a net gain of $21,000. The proceeds were distributed to Unitholders in the third quarter of 1995 in a special cash distribution of 10 cents per Unit.

         In March 1996, the Partnership sold its 50% interest in one MD-82 aircraft on lease to Finnair to a third party for approximately $6.9 million, resulting in a net gain of approximately $556,000. The Partnership had acquired its interest in this aircraft in April 1992, for approximately $8.5 million. A portion of the sale proceeds were used to pay off the outstanding balance under a non-recourse loan which was collateralized by this aircraft and the balance, after retaining a reserve for liquidity purposes, was distributed to Unitholders in the second quarter of 1996 in a special cash distribution of 80 cents per Unit. See "Competitive Position of the Partnership" above.

         The Partnership sold its one-third interest in six 737-200 aircraft on lease to Continental at lease expiration on December 31, 1996, at a sale price of approximately $3.1 million, resulting in a net gain of approximately $1.9 million. The proceeds were distributed to Unitholders in the first quarter of 1997 in a special cash distribution of 63 cents per Unit. See "Competitive Position of the Partnership" above.

         The lease for the Sun Jet Aircraft, which expires in December 1997, contains a fixed price purchase option, and Sun Jet has advised the Partnership that it wishes to exercise this option. However, Sun Jet has experienced financial difficulties and no assurance can be given as to whether, when or at what price this purchase will be consummated. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations." If the purchase is not consummated, the Partnership intends to remarket the aircraft, which would include attempting to sell or to lease the aircraft. At December 31, 1996, the book value of the Partnership's interest in the Sun Jet Aircraft was $1.1 million.

         The Partnership is permitted to sell aircraft to affiliates of the General Partner at the fair market value of the aircraft at the time of sale as established by an independent appraisal. The General Partner will receive a Disposition or Remarketing Fee for any such sale.

JOINT VENTURES/GENERAL ARRANGEMENTS

         Under the Limited Partnership Agreement, the Partnership may enter into joint ventures with third parties to acquire or own aircraft. Generally, each party to a joint venture is jointly responsible for all debts and obligations incurred by the joint venture, and the joint venture will be treated as a single entity by third parties. The Partnership may become liable to third parties for obligations of the joint venture in excess of those contemplated by the terms of the joint venture agreement. There can be no assurance that the Partnership will be able to obtain control in any joint ventures, or that, even with such control the Partnership will not be adversely affected by the decisions and actions of the co-venturers. The General Partner attempts to ensure that all such agreements will be fair and reasonable to the Partnership, although joint ventures with affiliates of the General Partner may involve potential conflicts of interest. The Sun Jet Aircraft is the only aircraft now owned by the Partnership pursuant to a joint venture arrangement. See "Existing Participants in Leases," above.

         If the Plan to Restrict Transferability of Units and Cease Reinvestment is approved, the Partnership will not enter into any joint venture arrangements to acquire additional aircraft.

BORROWING POLICIES

         Under the Limited Partnership Agreement, the Partnership may borrow funds or assume financing in an aggregate amount equal to less than 50% of the higher of the cost or fair market value at the time of the borrowing of all aircraft owned by the Partnership. The Partnership may exceed such 50% limit for short-term borrowing so long as the General Partner uses its best efforts to comply with such 50% limit within 120 days from the date such indebtedness is incurred or if the borrowed funds are necessary to prevent foreclosure on any Partnership asset. There is no limitation on the amount of such short-term indebtedness. The General Partner is authorized to borrow for working capital purposes and to make distributions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and Note 5 of Notes to Financial Statements.

MANAGEMENT OF AIRCRAFT PORTFOLIO

         Aircraft management services are provided by the General Partner and its affiliates. The fees and expenses for these services are reviewed annually and are subject to approval by the Audit Committee of the Partnership.

REGISTRATION OF AIRCRAFT; UNITED STATES PERSON

         Under the Federal Aviation Act, as amended (the "FAA Act"), the operation of an aircraft not registered with the Federal Aviation Administration (the "FAA") in the United States is generally unlawful. Subject to certain limited exceptions, an aircraft may not be registered under the FAA Act unless it is owned by a "citizen of the United States" or a "resident alien" of the United States. In order to attempt to ensure compliance with the citizenship requirements of the FAA Act, the Limited Partnership Agreement requires that all Unitholders (and all transferees of Units) be United States citizens or resident aliens within the meaning of the FAA Act.

GOVERNMENT REGULATION

         GENERAL

         The ownership and operation of aircraft in the United States are strictly regulated by the FAA, which imposes certain minimum restrictions and economic burdens upon the use, maintenance and ownership of aircraft. The FAA Act and FAA regulations contain strict provisions governing various aspects of aircraft ownership and operation, including aircraft inspection and certification, maintenance, equipment requirements, general operating and flight rules, noise levels, certification of personnel and record keeping in connection with aircraft maintenance. FAA policy has given high priority to aviation safety, and a primary objective of FAA regulations is that an aircraft be maintained properly during its service life. FAA regulations establish standards for repairs, periodic overhauls and alterations and require that the owner or operator of an aircraft establish an airworthiness inspection program to be carried out by certified mechanics qualified to perform aircraft repairs. Each aircraft in operation is required to have a Standard Airworthiness Certificate issued by the FAA.

         MAINTENANCE

         The Partnership, as the beneficial owner of aircraft, bears the ultimate responsibility for compliance with certain federal regulations. However, under all of the Partnership's aircraft leases, the lessee has the primary obligation to ensure that at all times the use, operation, maintenance and repair of the aircraft are in compliance with all applicable governmental rules and regulations and that the Partnership/lessor is indemnified from loss by the lessee for breach of any of these lessee responsibilities. Changes in government regulations after the Partnership's acquisition of aircraft may increase the cost to, and other burdens on, the Partnership of complying with such regulations.

         The General Partner monitors the physical condition of the Partnership's aircraft and periodically inspects them to attempt to ensure that the lessees comply with their maintenance and repair obligations under their respective leases. Maintenance is further regulated by the FAA which also monitors compliance. At lease termination, the lessees are required to return the aircraft in airworthy condition. The Partnership may incur unanticipated maintenance expenses if a lessee were to default under a lease and the Partnership were to take possession of the leased aircraft without such maintenance having been completed. If the lessee defaulting is in bankruptcy, the General Partner will file a proof of claim for the required maintenance expenses in the lessee's bankruptcy proceedings and attempt to negotiate payment and reimbursement of a portion of these expenses. The bankruptcy of a lessee could adversely impact the Partnership's ability to recover maintenance expense.

         From time to time, aircraft manufacturers issue service bulletins and the FAA issues airworthiness directives. These bulletins and directives provide instructions to aircraft operators in the maintenance of aircraft and are intended to prevent the occurrence of accidents arising from flaws discovered during maintenance or as the result of aircraft incidents. Compliance with airworthiness directives is mandatory.

         A formal program to control corrosion in all aircraft is included in the FAA mandatory requirements for maintenance for each type of aircraft. These FAA rules and proposed rules evidence the current approach to aircraft maintenance developed by the manufacturers and supported by the FAA in conjunction with an aircraft industry group. The Partnership may be required to pay for these FAA requirements if a lessee defaults or if necessary to re-lease or sell the aircraft.

         Trade publications have reported that the FAA is considering issuing an airworthiness directive to remedy potential unsafe conditions in 727 aircraft which were converted from passenger to freight configuration. It has also been reported that the FAA may issue weight restrictions on such aircraft as an interim measure and may require extensive structural changes for the long term. As of March 1, 1997, no such airworthiness directives had been issued. Any such airworthiness directives would apply to the aircraft on lease to FedEx. Under the lease covering this aircraft, FedEx would be required to take the steps necessary to comply with airworthiness directives imposed during the lease term. However, airworthiness directives may affect the residual value of the aircraft or FedEx's decision to exercise fair market value renewal options under the lease.

         There are more than 11,500 jet aircraft in the fleets of the principal airlines of the world. On average these aircraft are about 13 years old. Several hundred have been in service for 20 years or more and that number is growing. See "Aircraft Portfolio" above, for a table showing the year of delivery (manufacture) of Partnership aircraft and the date of termination of the lease to which such aircraft is subject.

         AIRCRAFT NOISE

         The FAA, through regulations, has categorized certain aircraft types as Stage I, Stage II and Stage III according to the noise level as measured at three designated points. Stage I aircraft create the highest measured noise levels. Aircraft which exceed Stage I noise maximums are no longer allowed to operate from civil airports in the United States.

         In general, the Aviation Safety and Capacity Act of 1990 bans the operation of Stage II aircraft after December 31, 1999 for aircraft operated within the continental United States. The Act also allows United States airports to impose their own Stage II noise bans before the formal cut-off date, provided that an analysis of the costs and benefits of the restriction is presented and 180 days are allowed for public comment. The Act affects about 2,500 Stage II aircraft operated by United States airlines.

         Alternatives for operators of Stage II aircraft include hushkitting, re-engining and movement to jurisdictions without mandated noise compliance. Hushkit options are expected to become more plentiful. However, even when certified, there will still be considerable lag time before each program can be brought to maximum production efficiency.

         See "Aircraft Portfolio" above, for a description of the Partnership's aircraft portfolio. At December 31, 1996, the net book value of Stage II aircraft owned by the Partnership was $1.1 million or 1% of total assets and consisted of its interest in the Sun Jet

Aircraft. A noise kit that will bring this aircraft into compliance with Stage III noise requirements is generally expected but has not yet been developed.

ACQUISITION OF ADDITIONAL AIRCRAFT

         During the past five years the Partnership has made only two aircraft investments. See "Competitive Position of the Partnership" above. If the Plan to Restrict Transferability of Units and Cease Reinvestment is approved, the Partnership will not acquire any more aircraft. See "Plan to Restrict Transferability of Units and Cease Reinvestment" above.

         If the Plan to Restrict Transferability of Units and Cease Reinvestment is not approved, the Partnership could invest in additional aircraft. If the Partnership were to acquire additional aircraft, it could do so in many different forms, such as in sale/leaseback transactions, by purchasing interests in existing leases from other lessors, by making loans secured by aircraft or by acquiring or financing leasehold interests in aircraft. The Partnership is permitted to acquire aircraft from affiliates of the General Partner subject to limitations set forth in the Limited Partnership Agreement.

         Prior to September 30, 1991, the General Partner and USL Capital were required to offer the Partnership a 50% participation interest in certain aircraft leasing investments made by Related Entities, as defined in the Limited Partnership Agreement. After September 30, 1991 and while the General Partner was an affiliate of USL Capital, the General Partner and USL Capital could, but were not obligated to, offer investment opportunities to the Partnership. The Partnership was required to accept suitable opportunities provided that the General Partner and Related Entities made at least 20% (including their investment through ownership of Units and the General Partner's interest) of the total investment made by Related Entities and the Partnership in such transactions. In the event that the Partnership elected not to make or to make only a portion of an investment offered to it by an affiliate, the remaining investment could be made by affiliates of the General Partner or third parties.

         The General Partner believes that since it is no longer affiliated with USL Capital, the limitation as to making investments with Related Entities should no longer apply and that the Partnership should be able to invest in any aircraft leasing transactions deemed suitable by the General Partner. In determining whether an investment is suitable for the Partnership, the General Partner will consider the following factors: the expected cash flow from the investment and whether existing Unitholders' investment will be diluted; the existing portfolio of the Partnership and the effect of the investment on the diversification of the Partnership's assets; the amount of funds available to finance the investment; the ability of the Partnership to obtain additional funds through debt financing, by issuing Units, or otherwise; the cost of such additional funds and the time needed to obtain such funds; the amount of time available to remove contingencies prior to making the investment; projected Federal income tax effect of the investment; projected residual value, if any; any legal or regulatory restrictions; and other factors deemed relevant by the General Partner.

         The General Partner and its affiliates are not obligated to make any investment opportunity available to the Partnership, and if any of them are presented with a potential investment opportunity, it may be made by any of them without being offered to the Partnership. In addition, in determining which entity should invest in a particular transaction, it may be possible to structure the transaction in various ways to make the acquisition more or less suitable for the Partnership or for the General Partner or its affiliates.

FEDERAL INCOME TAXATION

         As previously reported to Unitholders, changes in the federal income tax laws which occurred in 1987 will cause the Partnership to be taxed as a corporation beginning on January 1, 1998 if the Units continue to be traded on an established securities market or readily tradeable on a secondary market (or the substantial equivalent thereof). If the Partnership were taxed as a corporation, no deductions arising from partnership operations would be allowable to the Unitholders, income of the Partnership would be taxable at corporate rates, distributions to Unitholders would be taxable as dividends to the extent of the Partnership's current or accumulated earnings and profits and the amount of a Unitholder's after-tax cash flow from the Partnership would be substantially reduced. Certain corporate Unitholders, however, may be entitled to a dividends received deduction on such dividend distributions. While such a deduction would lessen the adverse impact of the Partnership's being subject to taxation as a corporation, the General Partner believes that few Unitholders other than BALCAP are corporations. See Note 9 of Notes to Financial Statements as to the Partnership's tax liability if it were taxed as a corporation.

ITEM 2. PROPERTIES

         The Partnership does not own any real property, and shares office space in the offices of BALCAP and its affiliates.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

UNITS OUTSTANDING

         The Units are traded on the New York Stock Exchange under the symbol FLY. As of February 28, 1997, there were 1,493 holders of record of Units. If the Plan to Restrict

Transferability of Units and Cease Reinvestment is approved, transferability of the Units will be restricted in December 1997 which would result in delisting the Units from trading on the New York Stock Exchange at that time. See "BUSINESS--Plan to Restrict Transferability of Units and Cease Reinvestment."

MARKET PRICE

         The following chart sets forth the high and low closing prices on the New York Stock Exchange and the trading volume for each of the quarters in the years ended December 31, 1995 and 1996.


                                Trading Volume
Quarter Ended                   (in thousands)            Unit Prices (high-low)
-------------                   --------------            ----------------------
March 31, 1995                       236                    $15 - $13 3/8

June 30, 1995                        338                    $16 - $14

September 30, 1995                   284                    $18 - $15 1/8

December 31, 1995                    213                    $17 7/8 - $16 1/4



March 31, 1996                       257                    $18 7/8 - $17

June 30, 1996                        557                    $18 1/4 - $15

September 30, 1996                   461                    $16 3/4 - $13 1/4

December 31, 1996                    298                    $16 3/8 - $14 5/8


DISTRIBUTIONS TO UNITHOLDERS

         CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions to Unitholders which are based on Cash Available from Operations (as defined in the Limited Partnership Agreement) and are partially tax sheltered. Information on the tax status of such payments, which is necessary in the preparation of individual tax returns, is prepared and mailed to Unitholders as quickly as practical after the close of each year. If the Plan to Restrict Transferability of Units and Cease Reinvestment is approved it may affect distributions to Unitholders. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Plan to Restrict Transferability of Units and Cease Reinvestment."

         Distributions declared during 1995, 1996 and the first quarter of 1997 were as follows:

Record Date                     Payment Date                         Per Unit
-----------                     ------------                         --------
March 31, 1995                  May 14, 1995                         47 cents
June 30, 1995                   August 13, 1995                      50 cents
September 29, 1995              November 15, 1995                    60 cents(1)
December 29, 1995               February 15, 1996                    50 cents

March 29, 1996                  May 15, 1996                         50 cents
May 20, 1996                    May 31, 1996                         80 cents(2)
June 28, 1996                   August 15, 1996                      45 cents
September 30, 1996              November 15, 1996                    45 cents
December 31, 1996               February 14, 1997                    45 cents

January 15, 1997                January 31, 1997                     63 cents(3)
March 31, 1997                  May 15, 1997                         45 cents

(1) Includes a special cash distribution of 10 cents per Unit from casualty proceeds from an aircraft on lease to Continental. See "BUSINESS--Disposition of Aircraft" and "Distributions to Unitholders--Cash Available from Sale or Refinancing," below.

(2) Special cash distribution from sale proceeds from the sale of an aircraft on lease to Finnair. See "BUSINESS--Disposition of Aircraft" and "Distributions to Unitholders--Cash Available from Sale or Refinancing," below.

(3) Special cash distribution from sales proceeds from the sale of six aircraft on lease to Continental. See "BUSINESS--Disposition of Aircraft" and "Distributions to Unitholders--Cash Available from Sale or Refinancing," below.


         CASH AVAILABLE FROM OPERATIONS

         The Partnership distributes all Cash Available from Operations (as defined in the Limited Partnership Agreement). The Partnership is authorized to make distributions from any source, including reserves and borrowed funds. Distributions of Cash Available from Operations are allocated 99% to Unitholders and 1% to the General Partner. The Partnership makes distributions of Cash Available from Operations generally on the fifteenth day of each February, May, August and November to Unitholders of record on the last business day of the calendar quarter preceding payment.

         CASH AVAILABLE FROM SALE OR REFINANCING

         The Partnership's original intent was that Cash Available From Sale or Refinancing (as defined in the Limited Partnership Agreement) received prior to January 1, 2005 would be retained for use in the Partnership's business, provided that if the General Partner did not believe that attractive investment opportunities exist for the Partnership, the Partnership could distribute Cash Available from Sale or Refinancing. Any Cash Available from Sale or

Refinancing received after January 1, 2005 was not to be reinvested but was to be distributed. If the Plan to Restrict Transferability of Units and Cease Reinvestment is approved, Cash Available from Sale or Refinancing will not be reinvested and will be distributed. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS--Plan to Restrict Transferability of Units and Cease Reinvestment." For information as to the sales and casualty events giving rise to distributions from Cash Available from Sale or Refinancing, see "BUSINESS--Disposition of Aircraft."

         TAX ALLOCATIONS

         Allocations for tax purposes of income, gain, loss deduction, credit and tax preference are made on a monthly basis to Unitholders who owned Units on the first day of each month. Thus, for example, if an aircraft were sold at a gain, that gain would be allocated to Unitholders who owned Units on the first day of the month in which the sale occurred. If proceeds from this sale were distributed to Unitholders, such proceeds would be distributed to Unitholders who owned Units on the record date for such distribution, which, because of notice requirements, likely would not occur in the same month as the sale. In addition, a Unitholder who transfers his or her Units after the commencement of a quarter but prior to the record date for that quarter will be allocated a share of tax items for the first two months of that quarter without any corresponding distribution of Cash Available from Operations for, among other things, payment of any resulting tax.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data and other data concerning the Partnership for each of the last five years:

                                                            For years ended December 31,

(In thousands except per-unit amounts)        1996         1995         1994         1993         1992
--------------------------------------------------------------------------------------------------------
OPERATING RESULTS

Lease and other income                      $ 10,747     $ 12,492     $ 12,538     $ 12,852     $ 12,375

Gain on disposition of aircraft                2,501           21           --           --           --
                                            --------     --------     --------     --------     --------

Total Revenues                                13,248       12,513       12,538       12,852       12,375
                                            --------     --------     --------     --------     --------
Interest Expense                               1,830        2,366        2,660        2,557        2,529

Depreciation expense                           1,500        2,129        2,146        2,426        2,921

Other expenses                                 1,266        1,196        1,401        1,786        1,259
                                            --------     --------     --------     --------     --------
Total Expenses                                 4,596        5,691        6,207        6,769        6,709
                                            --------     --------     --------     --------     --------
Net income                                  $  8,652     $  6,822     $  6,331     $  6,083     $  5,666
                                            --------     --------     --------     --------     --------

Net income per unit(1)                          1.85     $   1.46     $   1.36     $   1.30     $   1.21

Cash distributions declared per unit(2)     $   3.28     $   2.07     $   1.85     $   1.69     $   1.66



FINANCIAL POSITION

Total Assets                                $ 85,130     $103,021     $107,542     $113,967     $112,337

Long-term obligations                       $ 14,071     $ 27,483     $ 29,525     $ 27,940     $ 30,861

Total partners' equity                      $ 65,042     $ 71,712     $ 74,562     $ 76,874     $ 78,685

Limited Partners' equity per unit(1)           13.92        15.35        15.96        16.46        16.84

Cumulative return of capital per unit(1)        22.3%        18.6%        17.2%        16.0%        15.1%


(1) After allocation of the 1% General Partner's interest.

(2) Includes special cash distributions of 10 cents per unit in 1995 and of $1.43 per unit in 1996, of which 63 cents was paid in January 1997.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, long-term borrowings of $14.1 million represented 11.3% of the cost of the aircraft presently owned by the Partnership and 16.6% of total assets. This debt is outstanding under three long-term, non-recourse debt facilities collateralized by certain aircraft, two of which are at fixed rates and one which is at a floating rate. The Partnership has entered into an interest rate swap agreement which limits its risk on the floating rate debt. At December 31, 1996 and 1995, $14.1 million and $27.5 million, respectively, were outstanding under these three facilities. At December 31, 1996, approximately $5.6 million remained available. See Note 5 of Notes to Financial Statements.

         On January 31, 1997, the Partnership entered into a fourth long-term non-recourse note agreement in the amount of $9 million. Approximately $5.6 million of this loan was utilized to purchase an additional 50% interest in the TWA Aircraft. See "BUSINESS--The BALCAP/USL Capital Transaction." At the time of the acquisition, the Partnership already owned a 50% interest in this aircraft, and the loan is collateralized by this aircraft. The Partnership intends to use the balance of this loan for working capital.

         Total scheduled debt service in 1997 (including debt service under the loan agreement entered into in January 1997) is $7.5 million and will be paid from revenues, primarily from the rental payments received under its aircraft leases. Existing borrowings secured by aircraft on lease to USAir provide for full repayment of the debt by 1998 rather than through the end of the expected lease term in 2001. See Notes 2 and 5 of Notes to Financial Statements. As this debt is repaid and the related line of credit expires, by 1998 the Partnership will need to and believes that it would be able to obtain bank or other financing to replace all or a portion of these expiring facilities.

         Net cash provided by operating activities was $7.3 million for 1994, $9.3 million for 1995, and $7.3 million for 1996. Total debt service as a percentage of net cash provided by operating activities was 95.8%, 59.3%, and 107% for 1994, 1995 and 1996, respectively. In 1993 the Partnership incurred costs to convert an off-lease Boeing 727 to a cargo configuration and leased it to FedEx under a finance lease. This caused debt service to increase in 1994 due to the payment of these conversion costs, and net cash from operating activities to decrease because, as a finance lease, the FedEx lease generates cash from investing activities rather than operating activities. In 1996 debt service increased by $2.9 million from the prior year due to the timing of debt service payments. Under the loan documents, if December 31 is not a business day (as was the case in 1995), the loan payment is due in January, causing debt service to be lower in 1995 and higher in 1996. Net cash provided by operating activities decreased almost $2 million primarily because of reduced rentals resulting from the sale of one aircraft in March 1996.

         Note receivable of $236,000 represents advances made by the Partnership to Continental to finance certain aircraft modifications. The agreement for this financing was entered into as part of a 1991 stipulation in Continental's bankruptcy. Continental has advised the Partnership that because the lease has terminated these amounts are no longer due and the Partnership is reviewing Continental's claim.

         Cash distributions paid by the Partnership were $8.6 million ($1.84 per Unit) in 1994, $9.5 million ($2.04 per Unit) in 1995, and $12.6 million ($2.70 per Unit) in 1996. Distributions paid in 1995 include a special cash distribution of 10 cents per Unit made from the proceeds received from the casualty of one aircraft. Distributions paid in 1996 include a special cash distribution of 80 cents per Unit made from a portion of the sale proceeds received from the sale of a 50% interest in the aircraft on lease to Finnair. The increase in cash distributions per Unit in 1995 and 1996 are due primarily to the special cash distributions described above. On

January 31, 1997 the Partnership made an additional special cash distribution of 63 cents per Unit from the proceeds received from the December 31, 1996 sale of its interest in six 737-200 aircraft. See "Plan to Restrict Transferability of Units and Cease Reinvestment" below and "BUSINESS--Disposition of Aircraft".

         Partnership net income was $6.3 million in 1994, $6.8 million in 1995, and $8.7 million in 1996. Pursuant to the Limited Partnership Agreement, the Partnership distributed all Cash Available from Operations and also made special cash distributions, as described above. Since such distributions were in excess of earnings, Partnership equity declined from $71.7 million at December 31, 1995 to $65.0 million at December 31, 1996, and Limited Partner equity per Unit declined from $15.70 to $13.92. From a Limited Partner perspective, the portion of the distribution in excess of net income constitutes a return of capital. Total cash distributions declared since inception of the Partnership have exceeded total net income reflecting a return of capital of $4.92 per Unit, or 22% of the initial capital invested by Limited Partners.

RESULTS OF OPERATIONS

         In 1994, revenues were earned from seven aircraft subject to finance leases (USAir, TWA, and FedEx) and nine aircraft subject to operating leases (Continental, Finnair, and Sun Jet). TWA contributed 5.2% of 1994 total revenues and there were two months (November and December) of non-accrual of TWA revenue. At year-end 1994, there were no off-lease aircraft and none of the Partnership's lessees was in bankruptcy.

         In 1995, revenues were earned from seven aircraft subject to finance leases (USAir, TWA, and FedEx). Finance lease income declined from 1994 as the balances due declined. TWA was on non-accrual status early in 1995, but remitted all past-due amounts by the third quarter. TWA was in bankruptcy for a portion of 1995, and the TWA lease contributed 7% of total 1995 revenues. Revenues were earned from nine aircraft subject to operating leases (Continental, Finnair, and Sun Jet) from January through May, and eight aircraft for the balance of the year, reflecting the casualty loss of one aircraft leased to Continental. At year-end 1995, there were no off-lease aircraft, all of the Partnership's lessees were current under their lease agreements, and none was in bankruptcy.

         In 1996, revenues were earned from seven aircraft subject to finance leases (USAir, TWA, and FedEx). Finance lease income declined from 1995 as the balances due declined. Revenues were earned from eight aircraft subject to operating leases (Continental, Finnair, and Sun Jet) from January through March, and seven aircraft for the remainder of the year, reflecting the March sale of the aircraft leased to Finnair. The decline in operating lease rentals is due primarily to the sale of this aircraft. On December 31, 1996, the operating lease with Continental covering six aircraft expired, and the aircraft were sold on that date. The sales of the Partnership's interests in aircraft on lease to Finnair and Continental produced gains of $556,000 and $1.9 million, respectively. See Note 3 of Notes to Financial Statements. At year-end 1996, there were no off-lease aircraft, all of the Partnership's lessees were current under their lease agreements and none was in bankruptcy.

         USAir, the Partnership's major lessee (76% of total year-end assets), reported profits of $263 million on revenues of $8.1 billion for 1996, compared with profits of $119 million on revenues of $7.5 billion for 1995.

         FedEx (13.3% of total year-end assets) reported profits of $308 million on revenues of $10.3 billion for its fiscal year ending May 31, 1996, compared with profits of $298 million on revenues of $9.4 billion for its prior fiscal year.

         TWA (8.3% of total year-end assets) reported a net loss of $285 million on revenues of $3.6 billion for 1996, compared with a net loss of $228 million on revenues of $3.3 billion for 1995.

         Sun Jet (1.3% of total year-end assets) while current in its rental obligations throughout 1996, was delinquent in its February 1997 rental payment, but this delinquency has been cured.

         For information regarding the percentage of total Partnership assets and revenues represented by aircraft owned and leased by the Partnership, see "BUSINESS--Aircraft Portfolio".

         The Partnership believes that its revenues and income have not been materially affected by inflation and changing prices because its principal items of revenue (rental payments) and expenses (interest) are at fixed long-term rates.

         Interest expense in 1996 reflects an average interest rate of 8.7% based on average total outstanding debt of $21 million, compared to 1995's average interest rate of 8.3% based on average total outstanding debt of $28.5 million.

         Depreciation expense relates to aircraft subject to operating leases and those held for sale or lease. In 1996 depreciation expense decreased because of the March 1996 sale of the aircraft on lease to Finnair.

         In 1994, general and administrative expenses were $388,000, which included $197,000 in non-recurring expenses, primarily related to the early return and repair of the aircraft now on lease to Sun Jet. In 1994, the Partnership incurred total expenses of $798,000 (of which $668,000 were capitalized), to prepare its DC-9-51 aircraft for re-lease to Sun Jet. In 1996, general and administrative expenses increased by $117,000 to $272,000 primarily because of legal expenses relating to the January 1997 acquisition of an interest in an aircraft on lease to TWA and the 1998 change in tax status.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. The Partnership adopted the standard January 1, 1996, and the impact on the financial statements was not material.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. It is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and prior-periods presented. The Partnership does not expect that adoption of SFAS No. 128 will have a material effect on its financial position, results of operations or net income per Unit.

PLAN TO RESTRICT TRANSFERABILITY OF UNITS AND CEASE REINVESTMENT

         On March 13, 1997 the board of directors of the General Partner approved a plan to restrict the transferability of Units, which will result in delisting of the Units from trading on the New York Stock Exchange in December 1997, and to cease making new aircraft investments, leading to an earlier than planned liquidation of the Partnership. The plan is subject to Unitholder approval.

         As previously reported to Unitholders, Airlease will be taxed as if it were a corporation effective January 1, 1998, if its Units are freely tradable on that date. This additional level of tax would substantially reduce distributions to Unitholders. See Note 9 of Notes to Financial Statements. To address the adverse change in tax law, the plan provides that transferability of the Units would be restricted in December 1997 and the Units would be delisted from trading at that time. Although the Units would not be freely tradable on the New York Stock Exchange or a similar secondary market after December 1997, under provisions of the tax law, there are a number of services which may be available to facilitate purchases and sales of Units. At this time it is difficult to know if these services will operate with respect to the Units, and IRS rules impose various limitations as to the aggregate number of Units which may be sold in any year utilizing these services. If no such services develop Unitholders may be unable to sell their Units, but they would receive distributions through the remaining term of the Partnership.

         The plan also provides that Airlease would not make any new aircraft investments, would sell its aircraft as attractive opportunities become available and would distribute net sales proceeds to Unitholders after each sale. Airlease cannot predict when sales will be made, or provide any assurance as to the prices at which sales will be made. If the existing aircraft were sold at the end of their lease terms, 86% of the assets would be sold within five years and the remainder by 2006. This assumes that all lessees comply with their lease obligations and available lease renewal options are not exercised. Aircraft sales will result in a liquidation of the portfolio over time, and increasingly cash flow and distributions will depend more upon sales proceeds and less upon receipt of regular rental payments, and thus be less predictable.

         As previously disclosed, the Partnership's sources of capital are limited. Since all cash available from operations is distributed, there is no build up of equity capital and acquisitions must be funded from proceeds when aircraft are sold or from debt. Access to debt is limited because most of the aircraft are being used to secure existing borrowings. Because of these and other factors, Airlease cannot compete on the basis of price with many of its competitors which are much larger and have lower capital costs. As a result, finding investment opportunities that offer an appropriate balance of risk and reward has been very difficult. In the past five years, the Partnership has made only two aircraft investments, both of which were possible because of special circumstances which the General Partner believes are unlikely to occur in the future. As described above, during 1996 Airlease sold interests in seven aircraft at a profit, but the Partnership was unable to reinvest the proceeds in aircraft at an acceptable return, and the General Partner determined that the best use of the proceeds was to distribute them to Unitholders. Since these sales proceeds were not reinvested in aircraft, the size of the portfolio has been reduced.

         These and other factors were considered by the Board of Directors of the General Partner as affecting the competitive position of Airlease, and these factors as well as the change in tax law were considered by the board in its decision to propose the plan. See "BUSINESS--Competitive Position of the Partnership" and "--Federal Income Taxation."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and Notes to Financial Statements described in
Item 14(a) are set forth in Appendix A and are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The Partnership has no directors or executive officers. Under the Limited Partnership Agreement, the General Partner has full power and authority in the management and control of the business of the Partnership, subject to certain provisions requiring the consent of the Limited Partners.

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information about the directors and executive officers of the General Partner.


                             POSITION WITH                                      PRINCIPAL OCCUPATION AND
     NAME                   GENERAL PARTNER            AGE                      EMPLOYMENT FOR LAST 5 YEARS
     ----                   ---------------            ---                      ---------------------------
David B. Gebler             Chairman of the             47      Mr. Gebler is Senior Vice President of Bank of America National
                            Board, President,                   Trust and Savings Association ("Bank of America") and of
                            Chief Executive                     BALCAP.  He has been with BALCAP since September 1996.
                            Officer and a Director              From 1991 to September 1996 he was Senior Vice President of
                                                                the Transportation and Industrial Financing business unit of
                                                                USL Capital. Mr. Gebler has been President of the General Partner since 1989 and a Director since 1990. Mr. Gebler holds a bachelors degree in mathematics from Clarkson University and graduate degrees in Engineering and Management from the University of Michigan.

                             POSITION WITH                                      PRINCIPAL OCCUPATION AND
     NAME                   GENERAL PARTNER            AGE                      EMPLOYMENT FOR LAST 5 YEARS
     ----                   ---------------            ---                      ---------------------------
Richard V. Harris           Director                    48      Mr. Harris is Executive Vice President of Bank of America and
                                                                Chairman and President of BALCAP.  He was elected President and CEO in 1982, adding the title of Chairman in 1988.  He has been a Director of the General Partner since October 1996.
                                                                Other assignments at Bank of America have included
                                                                responsibilities for Project Finance and Asset-Backed Finance
                                                                along with Leasing.  Prior to assuming his present
                                                                responsibilities, Mr. Harris held both transactional and marketing management positions at BankAmerica Leasing.  Mr. Harris
                                                                holds a B.S.E.E. degree in Electrical Engineering from Brigham
                                                                Young University and a Master of Business Administration
                                                                degree also from BYU.


William A. Hasler           Director                    55      Mr. Hasler has been the dean of the Haas School of Business at the University of California at Berkeley since August 1991 and a
                                                                Director of the General Partner since 1995.  From 1984 to 1991, he was vice chairman and director of KPMG Peat Marwick and was responsible for its worldwide consulting business.  He is a member of the board of governors of The Pacific Stock Exchange and of the board of directors of The Gap, TCSI, Tenera, Walker
                                                                Industries, and Aphton Corporation.  He serves on a presidential advisory board on critical technologies.  He is a 1963 graduate of
                                                                Pomona College and earned his MBA from Harvard in 1967.

Leonard Marks, Jr.          Director                    75      Mr. Marks retired as Executive Vice President of Castle &
                                                                Cooke, Inc. in 1985.  Prior to that time, he was also president of the real estate and diversified activities group of that company.
                                                                Mr. Marks has been a Director of the General Partner since
                                                                1986.  For many years, Mr. Marks was an assistant professor of
                                                                Finance at the Harvard Business School and a professor of
                                                                Finance at the Stanford Business School.  He was Assistant
                                                                Secretary of the United States Air Force from 1964 to 1968.
                                                                Mr. Marks is a director of Alexion Pharmaceutical Inc. and
                                                                Northern Trust Bank of Arizona, N.A.  Mr. Marks holds a Ph.D in Business Administration from Harvard University.

Richard P. Powers           Director                    56      Mr. Powers has been Vice President, Finance and Administration and Chief Financial Officer of CardioGenesis Corporation, a
                                                                medical device company, since 1996.  From 1981 to 1994,
                                                                he was with Syntex Corporation, a pharmaceutical company,
                                                                serving as Senior Vice President and Chief Financial Officer of
                                                                that company from 1986 to 1994.  From 1994 to 1996 he served as consultant to various companies, including advising and assisting in the sale of Syntex Corporation to Roche Corporation in 1994.  Mr. Powers holds a Bachelor of Science degree in
                                                                Accounting from Canisius College and a Masters in Business
                                                                Administration from the University of Rochester.

K. Thomas Rose              Director                    52      Mr. Rose has been Executive Vice President and Chief Operating
                                                                Officer of BALCAP since 1992, responsible for all
                                                                non-marketing areas of BALCAP.  He also is the chief credit officer for the subsidiaries of BankAmerica Corporation which comprise the leasing group.  He has been a Director of the
                                                                General Partner since October 1996.  Prior to his present
                                                                responsibilities, Mr. Rose was with Security Pacific Leasing
                                                                Corporation as Executive Vice President - Lease Services since
                                                                1973.  Mr. Rose holds a B.A. from California State University,
                                                                Fullerton and a Juris Doctorate degree from Golden Gate
                                                                University, School of Law.

                             POSITION WITH                                      PRINCIPAL OCCUPATION AND
     NAME                   GENERAL PARTNER            AGE                      EMPLOYMENT FOR LAST 5 YEARS
     ----                   ---------------            ---                      ---------------------------
Richard C. Walter           Chief Financial Officer     51      Mr. Walter has been Senior Vice President and Controller of
                            and a Director                      BALCAP since 1992. He has been a director of the General
                                                                Partner since October 1996. Prior to assuming his present
                                                                responsibilities at BALCAP, Mr. Walter was with Security Pacific
                                                                Leasing as Accounting Manager since 1973. He holds a Bachelor of
                                                                Science degree in Business Administration and Accounting from
                                                                Montana State University.


ITEM 11. EXECUTIVE COMPENSATION

         The Partnership does not pay or employ directly any directors or officers. Each of the officers of the General Partner is also an officer or employee of BALCAP and is not separately compensated by the General Partner or the Partnership for services on behalf of the Partnership. Thus, there were no deliberations of the General Partner's Board of Directors with respect to compensation of any officer or employee.

         The Partnership reimburses the General Partner for fees paid to Directors of the General Partner who are not otherwise affiliated with the General Partner or its affiliates. In 1996, such unaffiliated directors were paid an annual fee of $14,500 and $500 for each meeting attended.

         The Partnership has not established any plans pursuant to which cash or non-cash compensation has been paid or distributed during the last fiscal year or its proposed to be paid or distributed in the future. The Partnership has not issued or established any options or rights relating to the acquisition of its securities or any plans therefor.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

UNIT OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

         As of February 28, 1997, the following persons were known to the Partnership to be beneficial owners of more than five percent of the Partnership's equity securities:


                                Name and Address                    Amount and Nature of
Title of Class                of Beneficial Owner                   Beneficial Ownership            Percent of Class
--------------                -------------------                   --------------------            ----------------
  Depositary                 United States Airlease                      231,250(1)                        5%
    Units                        Holding, Inc.
                             555 California Street
                           San Francisco, CA 94104(2)

  Depositary                         BALCAP                              793,750(3)                      17.2%
    Units                    555 California Street
                           San Francisco, CA 94104(2)

----------
(1) United States Airlease Holding, Inc. ("Holding") reported that it had sole voting and dispositive power over these Units.

(2) BALCAP owns all of the outstanding stock of Holding. Therefore, BALCAP may be deemed also to be the indirect beneficial owner of the Units owned by Holding. In addition, BALCAP owns all the outstanding stock of the General Partner. Therefore, BALCAP may be deemed to be the indirect beneficial owner of the General Partner's 1% general partner interest. BALCAP is a wholly owned indirect subsidiary of BankAmerica Corporation. Therefore, BankAmerica Corporation and each BankAmerica Corporation subsidiary which is the direct or indirect parent of BALCAP is also indirectly the beneficial owner of all Units and of the General Partner's 1% general partner interest owned or deemed owned by BALCAP.

(3) BALCAP reported that it had sole voting and dispositive power over these Units.


UNIT OWNERSHIP BY MANAGEMENT

         Set forth below is information regarding interests in the Partnership owned by each director of and all directors and executive officers, as a group, of the General Partner. Unless otherwise noted, each person has sole voting and investment power over all units owned.


                                   Name of                Amount and Nature of
   Title of Class              Beneficial Owner           Beneficial Ownership       Percent of Class
   --------------              ----------------           --------------------       ----------------
     Depositary                David B. Gebler                     700(1)                  (2)
       Units

                              Leonard Marks, Jr.                   500                     (2)

                         All directors and executive             1,200(3)                  (2)
                             officers as a group

----------
(1) Includes 200 Units held by Mr. Gebler as custodian for a minor child as to which Mr. Gebler has shared voting and dispositive power and as to which beneficial ownership is disclaimed.

(2)      Represents less than 1%.

(3)      Includes the 200 Units described in note 1.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Until September 18, 1996, United States Airlease Holding, Inc. (which was then a wholly owned subsidiary of USL Capital), owned 22.2% of the outstanding Units. On that date, Holding sold 17% of the outstanding Units to BALCAP. The filing under Section 16 of the Securities Exchange Act reporting such sale was due on October 10, 1996 and inadvertently was not filed until October 21, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a discussion of certain fees, expenses and reimbursements payable and paid to the General Partner and its affiliates by the Partnership, see Note 8 of Notes to Financial Statements. From time to time, the Partnership borrowed funds from USL Capital, including advances for expense payments. All such borrowings were unsecured and bore interest at a floating rate not exceeding the prime rate. There were no such borrowings outstanding during 1996.

         For information regarding the purchase by the Partnership of an interest in the TWA Aircraft from USL Capital, see "BUSINESS--The BALCAP/USL Capital Transaction." For a discussion of certain terms of the Partnership Agreement regarding the Partnership's participation in aircraft leasing investments made by USL Capital and its Related Entities, see "BUSINESS--Acquisition of Additional Aircraft." For a discussion of aircraft held jointly between the Partnership and BALCAP or formerly held jointly between the Partnership and USL Capital, see "BUSINESS--Aircraft Portfolio" and "--Existing Participants in Leases."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. The following financial statements of the Partnership are included in this report as Appendix A:

                                                                                                      Page
                                                                                                      ----
         Management's Responsibility for Financial Statements...................................       A-1

         Independent Auditors' Report...........................................................       A-2

         Financial Statements:

                  Statements of Income for the Years Ended December 31, 1996,
                  1995 and 1994 ................................................................       A-3

                  Balance Sheets, as of December 31, 1996 and 1995..............................       A-4

                  Statements of Cash Flows for the Years Ended December 31,
                  1996, 1995 and 1994...........................................................       A-5

                  Statements of Changes in Partners' Equity for the Years Ended
                  December 31, 1996, 1995 and 1994..............................................       A-6

         Notes to Financial Statements .........................................................       A-6

         Financial statement schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

     (b) The Partnership did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

     (c) Exhibits required by Item 601 of Regulation S-K:


 Exhibit No.    Description
 -----------    -----------
     3.1(1)     Amended and Restated Agreement of Limited Partnership of
                Partnership.

     3.2(1)     Form of Certificate for Limited Partnership Units of
                Partnership.

     3.3(1) Form of Depositary Agreement among Partnership, Chase-Mellon Shareholder Services (formerly Manufacturers Hanover Trust Company), the General Partner and Limited Partners and Assignees holding Depositary Receipts.

     3.4(1) Form of Depositary Receipt for Units of Limited Partners' Interest in the Partnership

     3.5(2)     Amendments to Amended and Restated Partnership Agreement.

     4.1(1)     Form of Application for Transfer of Depositary Unit.

     4.2(2) Loan and Security Agreement dated as of March 20, 1987 between Meridian Trust Company, as Trustee, as Borrower and The World Wing Company Limited, as Lender.

     4.3(2) 8.75% Secured Non-recourse Note of Meridian Trust Company dated March 31, 1987 in favor of The World Wing Company Limited.

     4.4(2) Instructions and Consent Agreement dated as of March 31, 1987 between the Registrant and The World Wing Company Limited.

    10.1(1) Trust Agreement, together with Trust Agreement Supplement No. 1-5, dated as of July 10, 1986, between the Registrant, Meridian Trust Company and the General Partner.

    10.3(1) Lease Agreement, together with Lease Supplement Nos. 1-5, dated as of July 10, 1986, between Meridian Trust Company, not in its individual capacity but solely as Trustee, and Pacific Southwest Airlines.

   10.40(2) Trust Agreement dated as of August 15, 1988, between Taurus Trust Company, Inc. (formerly Trust Company for USL, Inc.), as Trustee, United States Airlease, Inc., and the Registrant, with respect to aircraft N913TW.

----------
(1) Incorporated by reference to the Partnership's Registration Statement on Form S-1 (File No. 33-7985), as amended.

(2) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

 Exhibit No.    Description
 -----------    -----------
   10.41        Stipulation and order dated July 1991 among Continental
                Airlines, Inc., Continental Airlines Holdings, Inc., New York
                Airlines, Inc., United States Leasing International, Inc.,
                Airlease, Ltd., PS Group, Inc., and Taurus Trust Company, Inc.
                (formerly Trust Company for USL, Inc.) concerning seven Boeing
                737-200 aircraft and certain engines and related equipment.

   10.44(3) Aircraft Lease Agreement dated as of April 15, 1993 between Taurus Trust Company, Inc. (formerly Trust Company for USL, Inc.) as Owner Trustee, Lessor, and Federal Express Corporation, Lessee with respect to one (1) Boeing 727-2D4 Aircraft, U.S. Registration No. 362PA (manufacture serial no. 21850).

   10.45(2) Trust Agreement dated as of July 27, 1993 among Airlease Ltd., A California Limited Partnership, as Owner Participant, and Taurus Trust Company, Inc. (formerly Trust Company for USL, Inc.) as Trustee, with respect to one (1) Boeing 727-204 Aircraft with FAA Registration No. N362PA leased to Federal Express Corporation.

   10.48(4) Aircraft Lease Agreement dated as of December 1, 1994 and Lease Supplement dated December 13, 1994 between Taurus Trust Company, Inc. (formerly Trust Company for USL, Inc.) as Owner Trustee, Lessor and Sun Jet International, Inc., Lessee; Instruction Letter dated as of December 12, 1994 between Taurus Trust Company, Inc. (formerly Trust Company for USL, Inc.) as Owner Trustee, USL Capital Corporation and Airlease Ltd. as Owner Participants; and Appointment Letter of Leasing Agent dated as of December 12, 1994 between USL Capital Corporation and Taurus Trust Company, Inc. (formerly Trust Company for USL, Inc.), as Owner Trustee, with respect to one (1) McDonnell Douglas DC-9-51 Aircraft, Aircraft Registration No. N920PJ (manufacture serial #47677).

    10.49 Assignment and Assumption Agreement dated as of January 31, 1997 between USL Capital Corporation and the Registrant.

----------
(2) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

(4) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

 Exhibit No.    Description
 -----------    -----------
   10.50        Lease, together with Lease Supplement No. 1, dated as of March
                15, 1984 between DC-9T-III, Inc., as Lessor, and Trans World
                Airlines, Inc., as Lessee, with respect to one (1) McDonnell
                Douglas DC-9-82 Aircraft, as amended by Amendment Agreement dated as of December 15, 1986.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                                    AIRLEASE LTD., A CALIFORNIA LIMITED
                                    PARTNERSHIP
                                    (Registrant)

                                    By:  Airlease Management Services, Inc.,
                                         General Partner

                                    By:  /s/ David B. Gebler
                                         -------------------------------------
                                         David B. Gebler
                                         Chairman, Chief Executive Officer and
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

For Airlease Management
Services, Inc. ("AMSI"), General Partner



 /s/ David B. Gebler                                              March 28, 1997
-----------------------------
David B. Gebler
Chairman, Chief Executive Officer, President
and Director of AMSI



 /s/ Richard C. Walter                                            March 28, 1997
-----------------------------
Richard C. Walter
Chief Financial Officer and Director of AMSI (Principal
Financial Officer and Accounting Officer)



 /s/ Richard V. Harris                                            March 28, 1997
-----------------------------
Richard V. Harris
Director of AMSI



 /s/ K. Thomas Rose                                               March 28, 1997
-----------------------------
K. Thomas Rose
Director of AMSI



The foregoing constitute a majority of the members of the Board of Directors of Airlease Management Services, Inc. (the General Partner).

                                   APPENDIX A

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Airlease Management Services, Inc. ("AMSI"), the general partner of the partnership was a wholly owned subsidiary of USL Capital until October 31, 1996, when BA Leasing & Capital Corporation ("BALCAP") purchased 100% of the stock of AMSI. AMSI is responsible for the preparation of the partnership's financial statements and the other financial information in this report. This responsibility includes maintaining the integrity and objectivity of the financial records and the presentation of the partnership's financial statements in accordance with generally accepted accounting principles.

The general partner maintains an internal control structure designed to provide, among other things, reasonable assurance that partnership records include the transactions of its operations in all material respects and to provide protection against significant misuse or loss of partnership assets. The internal control structure is supported by careful selection and training of financial management personnel, by written procedures that communicate the details of the control structure to the partnership's activities, and by BALCAP's staff of operating control specialists who conduct reviews of adherence to the partnership's procedures and policies.

The partnership's financial statements have been audited by Coopers & Lybrand L.L.P., independent auditors for the years ended December 31, 1996, and December 31, 1995. Their audits were conducted in accordance with generally accepted auditing standards which included consideration of the general partner's internal control structure. The Independent Auditors' Report appears on page A-2.

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


 /s/ David B. Gebler
-----------------------------
David B. Gebler
Chairman, Chief Executive Officer and President
Airlease Management Services, Inc.


 /s/ Richard C. Walter
-----------------------------
Richard C. Walter
Chief Financial Officer
Airlease Management Services, Inc.

INDEPENDENT AUDITORS' REPORT

To the Partners of Airlease Ltd.,
A California Limited Partnership:

We have audited the accompanying balance sheet of Airlease Ltd., A California Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

 /s/ Coopers & Lybrand L.L.P.
-----------------------------
Coopers & Lybrand L.L.P.
San Francisco, California
January 27, 1997
except for Note 9 for which
the date is March 13, 1997

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME


                                                FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS EXCEPT PER-UNIT AMOUNTS)            1996        1995        1994
--------------------------------------------------------------------------------
REVENUES

Finance lease income                            $ 8,800     $ 9,455     $ 9,635

Operating lease rentals                           1,798       2,883       2,743

Gain on disposition of equipment, net             2,501          21          --

Other income                                        149         154         160

                                                -------     -------     -------

Total Revenues                                   13,248      12,513      12,538
                                                -------     -------     -------



EXPENSES

Interest                                          1,830       2,366       2,660

Depreciation-operating leases                     1,500       2,129       2,146

Management fee-general partner                      740         784         800

Investor reporting                                  254         258         213

General and administrative                          272         154         388
                                                -------     -------     -------

Total expenses                                    4,596       5,691       6,207
                                                -------     -------     -------

NET INCOME                                      $ 8,652     $ 6,822     $ 6,331
                                                -------     -------     -------



NET INCOME ALLOCATED TO:
                                                -------     -------     -------
General Partner                                      87          68          63
                                                -------     -------     -------

Limited Partners                                  8,565       6,754       6,268
                                                -------     -------     -------

NET INCOME PER LIMITED PARTNERSHIP UNIT            1.85        1.46        1.36
                                                -------     -------     -------


See notes to financial statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS



                                                             AS OF DECEMBER 31,

(IN THOUSANDS EXCEPT UNIT DATA)                    NOTES      1996        1995
--------------------------------------------------------------------------------
ASSETS



Cash                                                        $    580    $      0

Finance leases-net                                 1 & 2      83,056      91,564

Operating leases-net                               1 & 3       1,090      10,259

Notes receivable                                   4 & 7         236         933

Prepaid expenses and other assets                                168         265
                                                            --------    --------
Total Assets                                                $ 85,130    $103,021
                                                            --------    --------


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Distribution payable to partners                            $  5,045    $  2,336

Accounts payable and accrued liabilities                         972       1,490

Long-term notes payable                              5        14,071      27,483
                                                            --------    --------
Total liabilities                                             20,088      31,309
                                                            --------    --------
COMMITMENTS AND CONTINGENCIES                        6

PARTNERS' EQUITY:

Limited partners (4,625,000 units outstanding)                64,391      70,995

General partner                                                  651         717
                                                            --------    --------
Total partners' equity                                        65,042      71,712
                                                            --------    --------
TOTAL LIABILITIES AND PARTNERS' EQUITY                      $ 85,130    $103,021
                                                            --------    --------

See notes to financial statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                 FOR THE YEARS ENDED DECEMBER 31,

(IN THOUSANDS)                                                    1996         1995         1994
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                      $  8,652     $  6,822     $  6,331

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                                   1,500        2,129        2,146

    Increase (decrease) in accounts payable and accrued             (518)         231       (1,092)
         liabilities

    Decrease (increase) in prepaid expenses and other assets          97           54         (157)

    Decrease (increase) in accounts receivable                       111          111          103

    Gain on disposition of equipment, net                         (2,501)         (21)           0
                                                                --------     --------     --------

Net cash provided by operating activities                          7,341        9,326        7,331
                                                                --------     --------     --------



CASH FLOWS FROM INVESTING ACTIVITIES

Aircraft equipment purchase and refurbishment (net of                  0          (66)      (4,401)
  accrued refurbishment costs of $66 in 1995, and
  $250 in 1994)

Proceeds from disposition of equipment                            10,060          440            0

Decrease (increase) in notes receivable                              697         (260)        (434)

Rental receipts in excess of earned finance lease income           8,508        2,133        4,513
                                                                --------     --------     --------
Net cash provided (used) by investing activities                  19,265        2,247         (322)
                                                                --------     --------     --------


CASH FLOWS FROM FINANCING ACTIVITIES

Revolving credit borrowing (repayment)-net                        (7,381)         545        5,946

Proceeds from issuance of long-term debt                               0          575            0

Repayment of long-term debt                                       (6,031)      (3,162)      (4,361)

Distributions paid to partners                                   (12,614)      (9,531)      (8,596)
                                                                --------     --------     --------
Net cash used by financing activities                            (26,026)     (11,573)      (7,011)
                                                                --------     --------     --------
Increase (decrease) in cash                                          580            0           (2)

Cash at beginning of year                                              0            0            2
                                                                --------     --------     --------
Cash at end of year                                             $    580     $      0     $      0
                                                                --------     --------     --------

Additional information:  Cash paid for interest                 $  2,097     $  2,052     $  2,483
                                                                --------     --------     --------


NON-CASH INVESTING AND FINANCING ACTIVITIES
During the second quarter of 1994, accrued conversion costs were adjusted by $920,000

See notes to financial statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                                    FOR THE YEARS ENDED
                                              DECEMBER 31, 1996, 1995, AND 1994

                                              GENERAL     LIMITED        TOTAL
(IN THOUSANDS EXCEPT PER-UNIT AMOUNTS)        PARTNER     PARTNERS
--------------------------------------------------------------------------------
Balance, December 31, 1993                   $    769     $ 76,105     $ 76,874

Net Income - 1994                                  63        6,268        6,331

Distributions to partners declared ($1.85         (86)      (8,557)      (8,643)
per limited partnership unit)
--------------------------------------------------------------------------------

Balance, December 31, 1994                        746       73,816       74,562

Net Income - 1995                                  68        6,754        6,822

Distributions to partners declared ($2.07         (97)      (9,575)      (9,672)
per limited partnership unit)
--------------------------------------------------------------------------------

Balance, December 31, 1995                        717       70,995       71,712

Net Income - 1996                                  87        8,565        8,652

Distributions to partners declared ($3.28        (153)     (15,169)     (15,322)
per limited partnership unit)
--------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                   $    651     $ 64,391     $ 65,042
--------------------------------------------------------------------------------

See notes to financial statements


                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Airlease Ltd., A California Limited Partnership (the "partnership") engages in the business of acquiring, either directly or through joint ventures, commercial jet aircraft, spare or separate engines and related rotable parts ("aircraft") and leasing such aircraft to domestic and foreign airlines and freight carriers. The general partner is Airlease Management Services, Inc. ("AMSI") which was a wholly-owned subsidiary of USL Capital Corporation ("USL Capital") until October 31, 1996 on which date BA Leasing and Capital Corporation ("BALCAP") purchased all of the stock of AMSI and of United States Airlease Holding ("Holding"), which holds 5% of the outstanding units from USL Capital. BALCAP owns directly or through its subsidiaries 22.2% of the units. An additional 3,600,000 units are publicly held.

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

OPERATING LEASES - Leases that do not meet the criteria for finance leases are accounted for as operating leases. The partnership's undivided interests in aircraft subject to operating leases are recorded at cost which includes acquisition fees paid to an affiliate of the general partner. Aircraft are depreciated over the related lease terms, generally five to nine years on a straight-line basis to an estimated residual value, or over their useful lives for aircraft held for lease or sale, on a straight-line basis to an estimated salvage value.

NET INCOME PER LIMITED PARTNERSHIP UNIT is computed by dividing the net income allocated to the Limited Partners by the weighted average units outstanding (4,625,000).

CONCENTRATION OF CREDIT RISK - At December 31, 1996, all eight aircraft owned by the partnership (either directly or through joint ventures) were leased to commercial airlines and a major freight carrier.

2. FINANCE LEASES

The partnership owns five aircraft which are leased to USAirways. The lessee is required to pay a substantial additional amount if it does not renew the lease for three years at the end of the initial 12-year term (1998); accordingly, the lease is accounted for as a 15-year lease. In 1996, 1995, and 1994, leases with USAirways resulted in finance lease revenues of $7,559,000, $8,007,000, and $8,409,000, respectively.

A sixth aircraft subject to a finance lease expiring in 2002 was held jointly with USL Capital and leased to Trans World Airlines. On January 31, 1997, the partnership purchased USL Capital's 50% interest in this aircraft for $5.7 million and now holds a 100% interest in the aircraft.

A seventh wholly-owned aircraft is leased to FedEx under a 13-year finance lease which expires in 2006.

The finance leases at December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                      1996               1995
                                                    --------           --------
Receivable in installments                          $ 74,875           $ 92,183
Residual valuation                                    41,950             41,950
Unearned lease income                                (33,769)           (42,569)
                                                    --------           --------
NET INVESTMENT                                      $ 83,056           $ 91,564
                                                    ========           ========


Residual valuation, which is reviewed annually, represents the estimated amount to be received from the disposition of aircraft after lease termination. If necessary, residual adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease.

Finance lease receivables at December 31, 1996 are due in installments of $14,348,000 annually through 2000, and $11,389,000 in 2001, and $6,094,000 thereafter.

3. OPERATING LEASES

The partnership, jointly with USL Capital and PS Group, Inc., owned an undivided 1/3 interest in six aircraft, subject to an operating lease with Continental Airlines, Inc. ("Continental") which were sold on December 31, 1996 and resulted in a net gain of $1.9 million. A seventh aircraft damaged and declared a casualty loss in July 1995 resulted in a net gain of $21,000. Operating lease revenues to the partnership from this lease were $1,260,000 in 1996, $1,347,500 in 1995, and $1,470,000 in 1994.

In April 1992, the partnership, jointly with USL Capital, purchased an individual 50% interest in one aircraft for $8,526,000, and placed it on lease to Finnair OY for a seven-year term. In March 1996, the partnership sold its 50% interest in this aircraft, resulting in a net gain of $556,000. Finnair generated partnership operating lease revenues of $199,000 and $1,197,000 in 1996 and 1995, respectively.

In December 1994, the partnership leased one aircraft which was previously off lease to Sun Jet International, Inc. under a three-year operating lease which expires in 1997. The aircraft was previously held with USL Capital. On October 31, 1996, USL Capital sold its 50% interest in the aircraft to BALCAP. Operating lease revenues to the partnership from this lease were $339,000 in 1996 and 1995 and $14,000 in 1994.

The operating leases at December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                      1996               1995
                                                    --------           --------
Leased aircraft (at cost)                           $  4,501           $ 27,492
Accumulated depreciation                              (3,411)           (17,344)
Rentals receivable                                         0                111
                                                    --------           --------
NET INVESTMENT                                      $  1,090           $ 10,259
                                                    ========           ========

Future minimum rentals on operating leases at December 31, 1996, are due in installments of $290,000 in 1997.

During 1995, the partnership incurred capital expenditures of $66,000 for repair work on the DC-9-51 aircraft.

4. NOTES RECEIVABLE

At December 31, 1996 and 1995, the partnership had outstanding notes receivable of $236,000 and $933,000, respectively, from Continental for certain aircraft modifications pursuant to the restructuring of the lease agreement on the aircraft in 1991.

The weighted average interest rate at December 31, 1996 and 1995 was 11.28% and 11.11%, respectively, and the principal is due in subsequent years as follows:
1997, $65,000; 1998, $73,000; 1999, $81,000, and $14,000 thereafter.

5. LONG-TERM NOTES PAYABLE

At December 31, 1996 and 1995, the partnership had outstanding borrowings of $8,026,000 and $13,059,000, respectively, under an 8.75% note payable through September 30, 1998. The note is collateralized by three of the aircraft leased to USAirways under a finance lease with no other recourse to the partnership.

The partnership has a non-recourse revolving variable interest loan facility which is collateralized by one of the aircraft leased to USAirways. The partnership may borrow up to $5,634,000 which amount declines through 1998. At December 31, 1996 and 1995, $0 and $7,381,000 were outstanding, respectively. The partnership has entered into an interest rate swap agreement which effectively fixes the interest rate at 7.36% on substantially all the borrowing through November 1998. See Note 6.

In April 1993, the partnership entered into a non-recourse revolving declining loan agreement collateralized by the 50% interest in the aircraft leased to Finnair OY. The aircraft was sold in March 1996 and a portion of the sales proceeds were used to repay the outstanding debt under this agreement.

In November 1993, the partnership entered into a non-recourse fixed interest rate loan facility collateralized by its 100% interest in the aircraft leased to FedEx. At December 31, 1996 and 1995, $6,045,000 and $6,467,000, respectively, were outstanding under a 7.4% note payable through 2006.

Based upon amounts outstanding at December 31, 1996, the minimum future principal payments on all outstanding long-term notes payable are due as follows (in thousands):

             1997                                    $ 4,893
             1998                                      4,080
             1999                                        529
             2000                                        568
             2001                                        612
             Thereafter                                3,389
                                                     -------
             TOTAL                                   $14,071
                                                     =======

6. DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swap agreements involve the exchange of interest obligations on fixed and floating interest rate debt without the exchange of the underlying principal amounts. The agreements generally mature at the time the related debt matures. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense over the life of the agreements. Notional amounts are used to express the volume of interest rate swap agreements. The notional amounts do not represent cash flows and are not subject to risk of loss. In the unlikely event that a counterparty fails to meet the terms of an interest rate swap agreement, the partnership's exposure is the termination value of the contracts. At December 31, 1996,the partnership had one interest rate swap agreement outstanding, which was in a payable position, with a notional principal amount of $5,462,000 and a termination value of $89,000.


7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents carrying amounts and fair values of the partnership's financial instruments at December 31, 1996. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.



                                                                1996

(IN THOUSANDS)                                    CARRYING AMOUNT     FAIR VALUE
                                                  ---------------     ----------
Notes receivable (Note 4)                            $    236          $    244

Long-term debt (Note 5)                              $ 14,071          $ 14,115

Derivatives relating to debt (Note 6)

Interest rate swaps-net pay position                      n/a          $    (89)

The carrying amounts presented in the table are included in the balance sheet under the indicated captions.

The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments:

         NOTES RECEIVABLE are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         LONG-TERM DEBT is estimated by discounting the future cash flows using rates that are assumed would be charged to the partnership for debt with similar terms and remaining maturities.

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

Amounts earned by the general partner and affiliates for the years ended December 31, 1996, 1995, and 1994, were as follows (in thousands):

                                                 1996         1995         1994
                                                ------       ------       ------
Management fees                                 $  673       $  718       $  735
Disposition fees                                   501           23            0
Remarketing fees                                    67           66           65
Reimbursement of other costs                        79           79           79
Reimbursement of interest costs                      6           15           39
                                                ------       ------       ------
TOTAL                                           $1,326       $  901       $  918
                                                ======       ======       ======

Disposition fees have been netted against the reported gain on sale amounts. See Note 3.

The general partner was allocated its 1% share of the partnership net income and cash distributions. Holding and BALCAP, each a limited partner and an affiliate of the general partner, were also allocated their share of income and cash distributions.

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

The partnership has seven aircraft on finance leases which expire after 1997. The partnership's use of different accounting methods for income tax and financial statement purposes which may cause the partnership's taxable income to exceed financial statement income for years subsequent to 1997 up to $70 million, would result in partnership tax liabilities at the partnership level of up to a maximum of $28 million based upon current tax rates. On March 13, 1997, the general partner's board of directors approved a plan to restrict transferability of units which will result in the delisting of the partnership from the New York Stock Exchange in December 1997. The plan is subject to unitholder approval. On the basis of this tax planning strategy, no deferred taxes were recorded in the financial statements at December 31, 1996. It is possible that unitholders may not approve this plan in which case deferred taxes may need to be recorded in 1997 in an amount that could be material to the financial statements.

10. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The aircraft on lease to USAirways were purchased by the partnership subject to a tax benefit transfer lease ("TBT") which provided for the transfer of Federal income tax ownership of the aircraft to a tax lessor until 1991. The transfer was accomplished by the sale, for tax purposes only, of the aircraft to the tax lessor for cash and a note and a leaseback of the aircraft for rental payments which equalled the payments on the note. The rental payments under the TBT lease resulted in tax deductions for the partnership and the interest was included by the partnership in taxable income. In 1991, the TBT lease agreement terminated and the tax attributes transferred under the TBT lease reverted to the partnership.

The difference between the method of accounting for income tax reporting and the method of accounting used in the accompanying financial statements are as follows (in thousands except per unit amounts):

                                                              1996         1995         1994
                                                            --------     --------     --------
Net income per financial statements:                        $  8,652     $  6,822     $  6,331
Increases (decreases) resulting from
         Gain on disposition of equipment, net                   777          109            0
         Lease rents less earned finance lease income          5,627        5,207        4,530
         Depreciation and amortization                        (6,242)      (7,949)      (6,577)
                                                            --------     --------     --------
Income per income tax method                                   8,814        4,189        4,284
Allocable to general partner                                     (88)         (42)         (43)
                                                            --------     --------     --------

TAXABLE INCOME ALLOCABLE TO LIMITED PARTNERS                $  8,726     $  4,147     $  4,241

Taxable income per limited partnership unit after giving
effect to taxable income allocable to general partner
(amount based on a unit owned from October 10, 1986)        $   1.89     $   0.90     $   0.92
Partners' equity per financial statements                   $ 65,042     $ 71,712     $ 74,562
Increases (decreases) resulting from
         Gain on disposition of equipment, net                   777          109            0
         Lease rents less earned finance lease income         33,900       28,273       23,066
         Deferred underwriting discounts and commissions
         and organization costs                                5,351        5,351        5,351
Accumulated depreciation and amortization                    (51,222)     (45,089)     (37,140)
TBT interest income less TBT rental expense                  (54,030)     (54,030)     (54,030)
                                                            --------     --------     --------

PARTNERS' EQUITY PER INCOME TAX METHOD                      $   (182)    $  6,326     $ 11,809

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995 (in thousands, except per unit amounts):

1996                                        MARCH 31             JUNE 30             SEPT. 30             DEC. 31
----                                        --------             -------             --------             -------
Total Revenues                                $3,431              $2,717               $2,598              $4,502
Net Income                                    $2,171              $1,588               $1,532              $3,361
Net Income Per Limited Partnership             $0.46               $0.34                $0.33               $0.72
Unit
Unit Trading Data:
Unit Prices (high-low) on NYSE           $18 7/8-$17         $18 1/4-$15      $16 3/4-$13 1/4     $16 3/8-$14 5/8
Unit Trading Volumes on NYSE                     257                 557                  461                 298


1995                                       MARCH 31              JUNE 30             SEPT. 30             DEC. 31
----                                       --------              -------             --------             -------
Total Revenues                               $3,103               $3,221               $3,179              $3,010
Net Income                                   $1,656               $1,793               $1,725              $1,648
Net Income Per Limited Partnership            $0.35                $0.38                $0.37               $0.36
Unit
Unit Trading Data:
Unit Prices (high-low) on NYSE          $15-$13 3/8              $16-$14          $18-$15 1/8     $17 7/8-$16 1/4
Unit Trading Volumes on NYSE                    236                  338                  284                 213

                                INDEX TO EXHIBITS


 Exhibit No.    Description
 -----------    -----------
   10.41        Stipulation and order dated July 1991 among Continental
                Airlines, Inc., Continental Airlines Holdings, Inc., New York
                Airlines, Inc., United States Leasing International, Inc.,
                Airlease, Ltd., PS Group, Inc., and Taurus Trust Company, Inc.
                (formerly Trust Company for USL, Inc.) concerning seven Boeing
                737-200 aircraft and certain engines and related equipment.

   10.49 Assignment and Assumption Agreement dated as of January 31, 1997 between USL Capital Corporation and the Registrant.

   10.50 Lease, together with Lease Supplement No. 1, dated as of March 15, 1984 between DC-9T-III, Inc., as Lessor, and Trans World Airlines, Inc., as Lessee, with respect to one (1) McDonnell Douglas DC-9-82 Aircraft, as amended by Amendment Agreement dated as of December 15, 1986.

   27.          Financial Data Schedule.