Form 10-Q
period 1997-03-31
AIRLEASE LTD
filed 1997-05-13
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                    Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1997

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








                                    I N D E X


                                                                        Page No.
                                                                        --------

Part I - Financial Information:

         Item 1. Financial Statements

                 Balance Sheets --
                   March 31, 1997 and December 31, 1996.................    3

                 Statements of Income --
                   Three months ended March 31, 1997 and 1996...........    4

                 Condensed Statements of Cash Flows
                   Three months ended March 31, 1997 and 1996...........    5

                 Notes to Condensed Financial Statements................    6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........    7

Part II - Other Information:

         Item 6. Exhibits and Reports on Form 8-K.......................    9
                 Signatures.............................................   10

               AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
               ===============================================


                                 BALANCE SHEETS

                                         MARCH 31,
                                           1997           DECEMBER 31,
(IN THOUSANDS EXCEPT UNIT DATA)         (UNAUDITED)           1996
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                $ 1,682            $   580
Finance leases - net                      87,813             83,056
Operating leases - net                       999              1,090
Notes receivable (net of allowance for
  doubtful accounts of $228 in 1997)           0                236
Prepaid expenses and other assets            257                168
                                         -------            -------
       Total assets                      $90,751            $85,130
                                         =======            =======


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners         $ 2,102            $ 5,045
Accounts payable and accrued liabilities   1,235                972
Long-term notes payable                   23,307             14,071
                                         -------            -------

       Total liabilities                  26,644             20,088
                                         -------            -------


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units
   outstanding)                           63,466             64,391
General partner                              641                651
                                         -------            -------

       Total partners' equity             64,107             65,042
                                         -------            -------

       Total liabilities and partners'
       equity                            $90,751            $85,130
                                         =======            =======

-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

               AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
               ===============================================


                              STATEMENTS OF INCOME


                               THREE MONTHS ENDED
(UNAUDITED; IN THOUSANDS          MARCH 31,
EXCEPT PER UNIT AMOUNTS)        1997       1996
-------------------------------------------------

REVENUES

Finance lease income            $2,263   $2,253
Operating lease rentals             85      599
Gain on sale of equipment            0      556
Other income                        10       23
                                ------   ------

       Total revenues            2,358    3,431
                                ------   ------


EXPENSES

Interest                           472      523
Depreciation - operating leases     71      443
Provision for doubtful accounts    228        0
Management fee - general partner   176      192
Investor reporting                 201       63
General and administrative          43       39
                                ------   ------

       Total expenses            1,191    1,260
                                ------   ------


Net Income                      $1,167   $2,171
                                ======   ======

Net Income Allocated To:

General Partner                 $   12   $   22
                                ======   ======

Limited Partners                $1,155   $2,149
                                ======   ======

Net Income Per Limited
       Partnership Unit         $ 0.25   $ 0.46
                                ======   ======

-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

               AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
               ===============================================


                            STATEMENTS OF CASH FLOWS

                                             FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
(UNAUDITED; IN THOUSANDS)                              1997        1996
--------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES            $ 1,660     $2,689


CASH FLOWS FROM INVESTING ACTIVITIES

Aircraft equipment purchase                          (5,753)         0
Proceeds from sale of equipment                           0      6,559
Decrease in notes receivable                              8        167
Rental receipts in excess of earned finance lease
   income                                               996      1,007
                                                     -------    ------
  Net cash provided (used) by investing activities   (4,749)     7,733
                                                     -------    ------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing/(repayment) under lines of credit, net      1,405     (2,781)
Proceeds from issuance of long-term debt              9,000          0
Repayment of long-term debt                          (1,169)    (1,538)
Distributions paid to partners                       (5,045)    (2,336)
                                                    --------    -------

  Net cash provided (used) by financing activities    4,191     (6,655)
                                                    --------    -------

Increase in cash                                      1,102      3,767
Cash at beginning of period                             580          0
                                                     ------     ------
  Cash at end of period                              $1,682     $3,767
                                                     ======     ======

ADDITIONAL INFORMATION
Interest paid                                         $ 234       $ 426
                                                      =====       =====

-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

               AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
               ===============================================

                   NOTES TO CONDENSED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------

   BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership, necessary to a fair statement of the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1996 balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 1996, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 1996.

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

               AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
               ===============================================

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The partnership presently has four long-term debt facilities. At March 31, 1997, the following amounts were outstanding: $7.0 million on an 8.75% non-recourse note collateralized by three aircraft leased to USAirways (formerly USAir); $6.0 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx and $1.4 million under a non-recourse long-term revolving declining variable interest loan facility collateralized by a fourth aircraft leased to USAirways. Approximately $3.8 million remains available under the revolving loan facility. On January 31, 1997, the partnership entered into a fourth long-term non-recourse note agreement in the amount of $9 million, part of which was used to purchase an additional 50% interest in the MD-82 aircraft leased to Trans World Airlines. At the time of the acquisition, the partnership already owned a 50% interest in this aircraft. The opportunity to purchase the additional interest in this aircraft was available because Airlease had originally negotiated the right to match a purchase offered to USL Capital Corporation by a third party. The loan is collateralized by this aircraft and at March 31, 1997, $8.9 million was outstanding.

Long-term borrowing at March 31, 1997 represented 18% of the original cost of the aircraft presently owned by the partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

In March the partnership recorded an allowance for doubtful accounts of $228,000 relating to the outstanding note receivable representing advances made to Continental Airlines to finance certain aircraft modifications. The agreement for this financing was entered into as part of a 1991 stipulation in Continental's bankruptcy. Continental had advised the partnership that because the lease has terminated these amounts are no longer due. The partnership is reviewing Continental's claim and has recorded the allowance until the matter can be resolved.

Cash distributions paid in the first three months of 1997 amounted to $1.08 per limited partnership unit consisting of the regular fourth quarter 1996 cash distribution of $0.45 per unit and a special cash distribution of $0.63 per unit, compared to a distribution of $0.50 per unit in the first quarter of 1996. The special cash distribution was paid in January 1997 from the proceeds of the sale on December 31, 1996 of the partnership's one-third interest in six 737-200 aircraft.

In March the partnership declared a first quarter cash distribution of $0.45 per unit amounting to $2,102,000 payable on May 15, 1997 to unitholders of record on March 31, 1997. This distribution exceeded first quarter net income of $1,167,000, resulting in a return of capital of $935,000 or 20 cents per unit. The 1996 first quarter cash distribution was $0.50 per unit.

Results of Operations
---------------------

Net income for the first quarter ended March 31, 1997 was $1,167,000, a decrease of $1,004,000 or 46% from the comparable 1996 three-month period. First quarter revenues were $2,358,000, a decrease of $1,073,000 or 31% from the comparable three-month period. These declines reflect the sale of an aircraft in the first quarter of 1996 and recognition of a gain of $556,000, while no aircraft were sold in the first quarter of 1997. In addition, the sale of seven aircraft during 1996 reduced the size of the portfolio and reduced revenue from operating lease rentals by $514,000. At March 31, 1997, the partnership owned an interest in one aircraft subject to an operating lease, compared to interests in seven aircraft subject to operating leases at March 31, 1996.

Total expenses declined by $69,000 from the first quarter of 1996. Depreciation expense declined by $372,000 reflecting the 1996 sales of the seven aircraft subject to operating leases. Offsetting this reduction were an allowance for doubtful accounts of $228,000 (see Liquidity and Capital Resources above), and higher investor reporting expenses incurred in connection with the 1998 change in tax status. Interest expense declined due to lower average outstanding balances on the partnership's borrowing facilities for the first quarter 1997 compared with last year's first quarter.

Other Developments
------------------

The lease with Sun Jet International Airlines, Inc., which expires in December 1997, contains a fixed-price purchase option and Sun Jet has advised the partnership that it wishes to exercise this option. However, Sun Jet has experienced financial difficulties, and no assurance can be made as to whether or at what price this purchase will be consummated. If Sun Jet does not purchase the aircraft, the partnership intends to remarket the aircraft, which would include attempting to sell or lease the aircraft. At March 31, 1997, this aircraft represented about one percent of the partnership's total assets.

                           PART II. OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a) Exhibits
            27.  Financial Data Schedule

        (b) Reports on Form 8-K.
            The partnership filed Form 8-K on March 14, 1997 Following Issu-ance of Press Release Regarding Plan to Delist From the New York Stock Exchange and To Cease Reinvesment.

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



                                   AIRLEASE LTD., A CALIFORNIA LIMITED
                                   PARTNERSHIP

                                   By:  Airlease Management Services, Inc.
                                        General Partner


May 13, 1997                       By:  /s/ DAVID B. GEBLER
------------                            -------------------
Date                                    David B. Gebler
                                        Chairman, Chief Executive Officer and
                                           President



May 13, 1997                       By:  /s/ RICHARD C. WALTER
------------                            -----------------------
Date                                    Richard C. Walter
                                        Chief Financial Officer