Form 10-Q
period 1997-06-30
AIRLEASE LTD
filed 1997-08-13
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                          Commission file number 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                           94-3008908
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


    555 California Street, 4th floor                               94104
----------------------------------------                        ----------
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









                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

             Item 1.     Financial Statements

                         Balance Sheets --
                           June 30, 1997 and December 31, 1996..........   3

                         Statements of Income --
                           Three and six months ended June 30, 1997
                             and 1996...................................   4

                         Condensed Statements of Cash Flows
                           Six months ended June 30, 1997 and 1996......   5

                         Notes to Condensed Financial Statements........   6

             Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of
                             Operations.................................   7

Part II - Other Information:

             Item 6.     Exhibits and Reports on Form 8-K...............   9
                         Signatures.....................................  10

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================

                                 BALANCE SHEETS

                                                  June 30,
                                                    1997            December 31,
(In thousands except unit data)                 (Unaudited)             1996
--------------------------------------------------------------------------------
ASSETS

Cash                                             $     0              $   580
Finance leases - net                              85,895               83,056
Operating leases - net                               908                1,090
Notes receivable (net of provision for
  doubtful account of $228 in 1997)                    0                  236
Prepaid expenses and other assets                    244                  168
                                                 -------              -------

          Total assets                           $87,047              $85,130
                                                 =======              =======


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                 $ 2,102              $ 5,045
Accounts payable and accrued liabilities             939                  972
Long-term notes payable                           20,660               14,071
                                                 -------              -------

          Total liabilities                       23,701               20,088
                                                 =======              =======


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)    62,713               64,391
General partner                                      633                  651
                                                  ------               ------

          Total partners' equity                  63,346               65,042
                                                  ------               ------

          Total liabilities and partners' equity $87,047              $85,130
                                                 =======              =======




-----------------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                              STATEMENTS OF INCOME

                                           Three Months Ended   Six Months Ended
(Unaudited; in thousands                        June 30,            June 30,
except per unit amounts)                     1997      1996      1997      1996
--------------------------------------------------------------------------------

REVENUES

Finance lease income                       $2,296    $2,215    $4,559    $4,468
Operating lease rentals                        85       400       141       999
Gain on sale of equipment                       0         0         0       556
Other income                                   12       102        12       125
                                           ------    ------    ------    ------

          Total revenues                    2,393     2,717     4,712     6,148
                                           ------    ------    ------    ------


EXPENSES

Interest                                      472       491     1,006     1,014
Depreciation - operating leases               111       352       182       795
Allowance for doubtful account                  0         0       228         0
Management fee - general partner              159       187       335       379
Investor reporting                            200        61       401       124
General and administrative                      9        38        52        77
                                           ------    ------    ------    ------

          Total expenses                      951     1,129     2,204     2,389
                                           ------    ------    ------    ------


Net Income                                 $1,442    $1,588    $2,508    $3,759
                                           ======    ======    ======    ======

Net Income Allocated To:

General Partner                            $   14    $   16    $   25    $   38
                                           ======    ======    ======    ======

Limited Partners                           $1,428    $1,572    $2,483    $3,721
                                           ======    ======    ======    ======

Net Income Per Limited Partnership Unit    $ 0.31    $ 0.34    $ 0.54    $ 0.80
                                           ======    ======    ======    ======




-----------------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                            STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                    June 30,
(Unaudited; in thousands)                                       1997        1996
--------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                    $ 2,809     $ 4,177
                                                            -------     --------


CASH FLOWS FROM INVESTING ACTIVITIES

Aircraft equipment purchase                                  (5,753)          0
Proceeds from sale of equipment                                   0       6,559
(Increase)/decrease in notes receivable                           8         339
Rental receipts in excess of earned finance lease income      2,914       2,706
                                                            --------    --------

  Net cash provided (used) by investing activities           (2,831)      9,604
                                                            --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings/(repayment) under lines of credit, net               312      (2,641)
Proceeds from issuance of long-term debt                      9,000           0
Repayment of long-term debt                                  (2,723)     (2,730)
Distributions paid to partners                               (7,147)     (8,409)
                                                            --------    --------

  Net cash used by financing activities                        (558)    (13,780)
                                                            --------    --------

Increase (decrease) in cash                                    (580)          1
Cash at beginning of period                                     580           0
                                                            --------    --------

  Cash at end of period                                     $     0     $     1
                                                            ========    ========


ADDITIONAL INFORMATION

Interest paid                                               $   905     $ 1,049
                                                            ========    ========




-----------------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

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

     DERIVATIVES - The Partnership holds one derivative financial instrument which is an interest rate swap agreement used to manage the Partnership's interest rate risk. The Partnership accounts for this derivative financial instrument on an accrual basis when the cash flows generated from the hedging instrument fulfill the objectives of the hedge strategy and when there is high correlation between the derivative and the hedged asset or liability. Under accrual accounting interest differentials paid or received under interest rate swap agreements are recognized as an adjustment to interest expense over the life of the agreements. Termination gains or losses of such derivatives are amortized to interest expense over the remaining life of the hedged transaction.

     When a derivative no longer fulfills the high correlation objective, it is accounted for on a mark-to-market basis and termination of such derivatives is recognized immediately in the Statement of Income as a component of interest expense.


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

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The partnership presently has four long-term debt facilities. At June 30, 1997, the following amounts were outstanding: $5.9 million on an 8.75% non-recourse note collateralized by three aircraft leased to US Airways (formerly USAir); $5.8 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $312,000 under a non-recourse long-term revolving declining variable interest loan facility collateralized by a fourth aircraft leased to US Airways and $8.6 million on a 9.85% non-recourse long-term note agreement collateralized by one aircraft leased to Trans World Airlines. Approximately $4.5 million remains available under the revolving loan facility.

Long-term borrowing at June 30, 1997 represented 16 % of the original cost of the aircraft presently owned by the partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first half of 1997 amounted to $1.53 per unit, consisting of two regular quarterly distributions of $0.45 each and a special cash distribution of $0.63 per unit paid in January 1997. Cash distributions paid during the first six months of 1996 amounted to $1.80 per unit, consisting of two regular quarterly distributions of $0.50 each and a special distribution of $0.80 per unit paid in May 1996. The special distributions were paid from the proceeds of aircraft sales in December 1996 and March 1996, respectively.

In June 1997, the partnership declared a second quarter cash distribution of $0.45 per unit amounting to $2,102,000 payable on August 15, 1997 to unitholders of record on June 30, 1997. This distribution exceeded second quarter net income of $1,442,000, resulting in a return of capital of $660,000 or 14 cents per unit. The 1996 second quarter distribution was also $0.45.

Results of Operations
---------------------

Net income for the second quarter ended June 30, 1997 was $1,442,000, a decrease of $146,000 or 9.2% over the comparable 1996 three-month period. Second-quarter 1997 revenues were $2,393,000 compared with last year's revenues of $2,717,000.

Net income for the first six months of 1997 was $2,508,000, a decrease of $1,251,000 or 33% compared with the six-month period ended June 30, 1996. Revenues for the 1997 period were $4,712,000 compared with last year's revenues of $6,148,000.

The declines in the results for the first half of 1997 reflect the sale of an aircraft in the first quarter of 1996 and recognition of a gain of $556,000, while no aircraft were sold in the first quarter of 1997. In addition, the sale of a total of seven aircraft during 1996 reduced the size of the portfolio and operating lease revenue. At June 30, 1997, the partnership owned an interest in one aircraft subject to an operating lease compared to interests in seven such aircraft one year earlier.

Depreciation expense declined as a result of the aircraft sales in 1996. Offsetting this reduction were higher investor reporting expenses incurred in connection with the solicitation of unitholder consents described below.

Portfolio Developments
----------------------

The partnership owns a 50% interest in a DC-9-51 aircraft leased to Sun Jet International, Inc. On June 18, 1997, Sun Jet declared bankruptcy. Sun Jet did not make its June or July payment and has not maintained the aircraft in compliance with the lease. The aircraft represents about one percent of the partnership's total assets and contributed about three percent of revenues for the first half of 1997. The partnership is monitoring the Sun Jet bankruptcy proceedings and will take such action as it believes to be in the partnership's best interest.

Consent Solicitation Statement
------------------------------

As previously announced, primarily because of changes in tax law which will become effective on December 31, 1997, the partnership currently is seeking unitholder approval to authorize the general partner to delist the units from trading on the New York Stock Exchange, to stop making new aircraft investments and to sell aircraft as attractive opportunities arise. In addition, if favorable changes in tax law are proposed or enacted the general partner would be authorized to take other actions which are beneficial to unitholders.

On August 5, 1997, Federal legislation was enacted which provides that publicly traded partnerships, like Airlease, could elect to continue to be publicly traded, but that these partnerships would be subject to an entity level tax of
3.5 percent on their annual gross income. This tax would reduce the present value of future cash distributions per unit from the projected distributions for the proposal described in the Consent Solicitation Statement by $0.50 - $0.75.

In addition, unless California adopts similar legislation, Airlease would be taxed as a corporation for California tax purposes beginning January 1, 1998 if the units continue to be publicly traded. Any California tax imposed on the partnership would also reduce cash distributions. The general partner is reviewing the options regarding California legislation. If the proposal is approved and when the California tax law position is clarified, the general partner will determine whether imposing transfer restrictions by delisting units from the New York Stock Exchange in December 1997 is in the best interests of the unitholders.

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



                                        AIRLEASE LTD., A CALIFORNIA LIMITED
                                        PARTNERSHIP

                                         By:  Airlease Management Services, Inc.
                                              General Partner


August 13, 1997                          By:  /s/ DAVID B. GEBLER
---------------                               ---------------------------------
Date                                          David B. Gebler
                                              Chairman, Chief Executive Officer
                                              and President


August 13, 1997                          By:  /s/ RICHARD C. WALTER
---------------                               -----------------------
Date                                          Richard C. Walter
                                              Chief Financial Officer