Form 10-Q
period 1997-09-30
AIRLEASE LTD
filed 1997-11-05
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

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









                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

             Item 1.     Financial Statements

                         Balance Sheets --
                           September 30, 1997 and December 31, 1996.....   3

                         Statements of Income --
                           Three and nine months ended September 30,
                           1997 and 1996................................   4

                         Condensed Statements of Cash Flows
                           Nine months ended September 30, 1997
                           and 1996.....................................   5

                         Notes to Condensed Financial Statements........   6

             Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations..   7

Part II - Other Information:

             Item 4.     Submission of Matters to a Vote of
                         Security Holders...............................   9

             Item 6.     Exhibits and Reports on Form 8-K...............   9
                         Signatures.....................................  10

                         PART I - FINANCIAL INFORMATION

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================

                                 BALANCE SHEETS

                                                September 30,
                                                    1997            December 31,
(In thousands except unit data)                  (Unaudited)            1996
--------------------------------------------------------------------------------
ASSETS

Cash                                             $     0              $   580
Finance leases - net                              84,592               83,056
Operating leases - net                                 0                1,090
Notes receivable                                       0                  236
Prepaid expenses and other assets                    770                  168
                                                 -------              -------

          Total assets                           $85,362              $85,130
                                                 =======              =======


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                 $ 2,102              $ 5,045
Accounts payable and accrued liabilities             501                  972
Long-term notes payable                           19,885               14,071
                                                 -------              -------

          Total liabilities                       22,488               20,088
                                                 =======              =======


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)    62,245               64,391
General partner                                      629                  651
                                                  ------               ------

          Total partners' equity                  62,874               65,042
                                                  ------               ------

          Total liabilities and partners' equity $85,362              $85,130
                                                 =======              =======




-----------------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                              STATEMENTS OF INCOME

                                           Three Months Ended  Nine Months Ended
(Unaudited; in thousands                     September 30,       September 30,
except per unit amounts)                     1997      1996      1997      1996
--------------------------------------------------------------------------------

REVENUES

Finance lease income                       $2,257    $2,185    $6,816    $6,653
Operating lease rentals                        29       399       170     1,398
Gain on sale of equipment                     393         0       393       556
Other income                                    0        14        12       139
                                           ------    ------    ------    ------

          Total revenues                    2,679     2,598     7,391     8,746
                                           ------    ------    ------    ------


EXPENSES

Interest                                      553       427     1,559     1,441
Depreciation - operating leases                91       353       273     1,148
Allowance for doubtful account                  0         0       228         0
Management fee - general partner              179       180       514       559
Investor reporting                            201        62       602       186
General and administrative                     25        44        77       121
                                           ------    ------    ------    ------

          Total expenses                    1,049     1,066     3,253     3,455
                                           ------    ------    ------    ------


Net Income                                 $1,630    $1,532    $4,138    $5,291
                                           ======    ======    ======    ======

Net Income Allocated To:

General Partner                            $   16    $   15    $   41    $   53
                                           ======    ======    ======    ======

Limited Partners                           $1,614    $1,517    $4,097    $5,238
                                           ======    ======    ======    ======

Net Income Per Limited Partnership Unit    $ 0.35    $ 0.33    $ 0.89    $ 1.13
                                           ======    ======    ======    ======




-----------------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                            STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended
                                                                 September 30,
(Unaudited; in thousands)                                       1997        1996
--------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                    $ 3,202     $ 6,050
                                                            -------     --------


CASH FLOWS FROM INVESTING ACTIVITIES

Aircraft equipment purchase                                  (5,753)          0
Proceeds from sale of equipment                               1,182       6,559
(Increase) decrease in notes receivable                           8         516
Rental receipts in excess of earned finance lease income      4,217       6,740
                                                            --------    --------

  Net cash provided (used) by investing activities           (  346)     13,815
                                                            --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings/(repayment) under lines of credit, net               896      (4,588)
Proceeds from issuance of long-term debt                      9,000           0
Repayment of long-term debt                                  (4,083)     (4,765)
Distributions paid to partners                               (9,249)    (10,511)
                                                            --------    --------

  Net cash used by financing activities                      (3,436)    (19,864)
                                                            --------    --------

Increase (decrease) in cash                                    (580)          1
Cash at beginning of period                                     580           0
                                                            --------    --------

  Cash at end of period                                     $     0     $     1
                                                            ========    ========
ADDITIONAL INFORMATION

Interest paid                                               $ 1,282     $ 1,594
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

     DERIVATIVES - The Partnership holds one derivative financial instrument, which is an interest rate swap agreement used to manage the Partnership's interest rate risk. The Partnership accounts for this derivative financial instrument on an accrual basis when the cash flows generated from the hedging instrument fulfill the objectives of the hedge strategy and when there is high correlation between the derivative and the hedged asset or liability. Under accrual accounting interest differentials paid or received under interest rate swap agreements are recognized as an adjustment to interest expense over the life of the agreements. Termination gains or losses of such derivatives are amortized to interest expense over the remaining life of the hedged transaction.

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

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The partnership presently has four long-term debt facilities. At September 30, 1997, the following amounts were outstanding: $4.7 million on an 8.75% non-recourse note collateralized by three aircraft leased to US Airways (formerly USAir); $5.8 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $896,000 under a non-recourse long-term revolving declining variable interest loan facility collateralized by a fourth aircraft leased to US Airways and $8.4 million on a 9.85% non-recourse long-term note agreement collateralized by one aircraft leased to Trans World Airlines. Approximately $3.4 million remains available under the revolving loan facility with ABN. This revolver is due to expire next year.

The partnership is negotiating a new $8 million revolving loan facility to be collateralized by one aircraft on lease to USAirways.

Long-term borrowing at September 30, 1997 represented 15% of the original cost of the aircraft presently owned by the partnership, including capital expendi-tures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first nine months of 1997 amounted to $1.98 per unit, consisting of three regular quarterly distributions of $0.45 each and a special cash distribution of $0.63 per unit paid in January 1997. Cash distribu-tions paid during the first nine months of 1996 amounted to $2.25 per unit, consisting of three regular quarterly distributions, two of which were for $0.50 each and a third one for $0.45 and a special distribution of $0.80 per unit paid in May 1996. The special distributions were paid from the proceeds of aircraft sales in December 1996 and March 1996, respectively.

In September 1997, the partnership declared a third quarter cash distribution of $0.45 per unit amounting to $2,102,000 payable on November 14, 1997 to unit-holders of record on September 30, 1997. In October 1997, the partnership declared a special cash distribution of $0.22 per unit amounting to $1,028,000 payable on November 4, 1997 to unitholders of record on October 20, 1997. This special distribution was payable from the sale of a DC-9-51 aircraft on lease to Sun Jet International, Inc. The two combined distributions exceeded third quarter net income of $1,630,000, resulting in a return of capital of $1,500,000 or 32 cents per unit.

Results of Operations
---------------------

Net income for the third quarter ended September 30, 1997 was $1,630,000, an increase of $98,000 or 6.4% over the comparable 1996 three-month period. Third-quarter 1997 revenues were $2,679,000 compared with last year's revenues for the same period of $2,598,000. The increase in net income for the third quarter of 1997, is primarily due to a gain of $393,000 arising from the sale of the DC-9-51 aircraft on lease to Sun Jet International, Inc., mentioned previously.

Net income for the first nine months of 1997 was $4,138,000, a decrease of $1,153,000 or 22% compared with the nine-month period ended September 30, 1996. Revenues for the 1997 nine-month period were $7,391,000 compared with last year's revenues for the same period of $8,746,000. The decline in income and revenue for the first nine months of 1997 reflects higher investor reporting expenses incurred in connection with the solicitation of unitholder consents ($416,000); a charge against a note receivable taken in the first quarter of 1997 ($228,000); and fewer aircraft on operating leases as a result of the sale of seven aircraft in 1996.

Depreciation expense under operating leases declined as a result of the aircraft sales in 1996. Interest expense of $54,000 was recognized to mark-to-market an interest rate swap agreement associated with the outstanding revolving loan.

Results of Proposal Regarding Public Trading of Units
-----------------------------------------------------

In August the partnership's unitholders approved a proposal authorizing the general partner to restrict trading of the units which would have resulted in the units being de-listed from trading at the end of this year. The proposal also authorized the general partner to take other actions, which the general partner determined to be beneficial to unitholders if favorable amendments to federal and California tax laws were enacted.

In August and October 1997 federal and California tax laws, respectively, were amended to provide that publicly traded partnerships may elect to continue to be publicly traded and retain their partnership tax status if they pay a federal tax of 3.5% and state tax of 1% on their annual gross income beginning in January 1998.

After consideration of a number of factors, including the recent tax law changes and the benefits of liquidity, the board of directors of the general partner unanimously concluded that it is in the best interests of the unitholders for the partnership to remain a publicly traded partnership at this time. Accordingly, the partnership will make an election to pay an annual tax at the partnership level of 4.5% on its gross income beginning in 1998.

As provided in the Consent Solicitation Statement describing the proposal, the general partner will consider whether it is in the best interests of the limited partners to cease making new aircraft investments as opportunities arise, in light of market conditions and the partnership's competitive position. Based on its investment experience and its knowledge of the market, the general partner believes that attractive investment opportunities probably will not be available. In that event, as aircraft are sold the partnership would distribute sales proceeds to unitholders (after repaying related outstanding debt obligations and establishing appropriate reserves), and this would result in a runoff of the partnership's portfolio. The general partner will continue to actively manage the portfolio, identifying sale or investment opportunities and taking action deemed beneficial to unitholders.

Portfolio Developments
----------------------

On September 29, 1997 the partnership sold its 50% interest in a DC-9-51 aircraft which had been leased to Sun Jet International, Inc., resulting in a net gain of approximately $393,000.

As of September 30, 1997 the partnership's portfolio consisted entirely of seven Stage III aircraft, of which six are MD 82s, and one is a 727-200 FH. The aircraft are leased to USAirways(5), TWA (1) and FedEx (1).

                           PART II. OTHER INFORMATION


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           Pursuant to a Consent Solicitation Statement, dated June 24, 1997, the partnership solicited the consent from its limited partners to a proposal (the "Proposal") to authorize the general partner to amend the partnership agreement (i) to impose restrictions on the transferability of units of limited partnership interest ("Units") to the extent necessary to avoid the partnership being taxed as a corporation, which restrictions, if imposed would result in the Units being delisted from trading on the New York Stock Exchange, and (ii) to provide that the partnership will not make new aircraft investments, will sell its aircraft as attractive sale opportunities arise and will dissolve when all assets are sold; and if any amendment or proposed amendment to partnership tax law is enacted or pending, to authorize the general partner to take such other actions which the general partner determines are in the best interests of the partnership and the limited partners and which are consistent with the intent of the Proposal.

           The record date for determining limited partners entitled to vote on the Proposal was June 4, 1997, and the consent solicitation period ended on August 28, 1997. A total of 3,298,544 Units were voted on the Proposal, of which 3,067,206 Units were voted in favor of the Proposal, 147,931 units were voted against the Proposal, and 83,407 Units abstained.

           See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the Proposal and action taken by the general partner following approval of the Proposal.

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



                                        AIRLEASE LTD., A CALIFORNIA LIMITED
                                        PARTNERSHIP

                                         By:  Airlease Management Services, Inc.
                                              General Partner


November 5, 1997                           By:  /s/ DAVID B. GEBLER
----------------                               ---------------------------------
Date                                           David B. Gebler
                                               Chairman, Chief Executive Officer
                                               and President


November 5, 1997                           By:  /s/ RICHARD C. WALTER
----------------                                -----------------------
Date                                            Richard C. Walter
                                                Chief Financial Officer