Form 10-K
period 1997-12-31
AIRLEASE LTD
filed 1998-03-26
CIK 799033

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                           Commission File No. 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

               California                              94-3008908
         -----------------------          ------------------------------------
         (State of Organization)          (I.R.S. Employer Identification No.)

       555 California Street, Fourth Floor, San Francisco, CA    94104
       ------------------------------------------------------   -------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Aggregate market value of Depositary Units, held by nonaffiliates of the registrant as of the close of business at March 20, 1998 was $51,514,981.00.

                                TABLE OF CONTENTS

                                                                                                                Page
                                                               PART I

ITEM 1.          BUSINESS.......................................................................................  3

ITEM 2.          PROPERTIES..................................................................................... 14

ITEM 3.          LEGAL PROCEEDINGS.............................................................................. 14

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................ 14

                                                               PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................... 15

ITEM 6.          SELECTED FINANCIAL DATA........................................................................ 18

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......... 19

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................... 24

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........... 24

                                                               PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................. 24

ITEM 11.         EXECUTIVE COMPENSATION......................................................................... 26

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................. 26

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................. 27

                                                                 PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.............................. 28

SIGNATURES...................................................................................................... 31

INDEX TO EXHIBITS............................................................................................. A-13

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Airlease Ltd., A California Limited Partnership (the "Partnership" or "Airlease"), was formed in 1986. The General Partner of the Partnership (the "General Partner") is Airlease Management Services, Inc., a Delaware corporation. Until October 31, 1996 the General Partner was a wholly owned subsidiary of USL Capital Corporation ("USL Capital"), which in turn was an indirect subsidiary of Ford Motor Company. On October 31, 1996, BA Leasing & Capital Corporation, a California corporation ("BALCAP") purchased the stock of the General Partner from USL Capital and now the General Partner is a wholly owned subsidiary of BALCAP and USL Capital no longer has any affiliation with the Partnership. BALCAP is a wholly owned indirect subsidiary of BankAmerica Corporation. A total of 4,625,000 Depositary Units representing limited Partnership interests ("Units") in the Partnership are outstanding, of which 3,600,000 are held by the public and 1,025,000 are owned by BALCAP and its subsidiaries.

The Partnership invests in commercial aircraft and leases the aircraft to others, primarily airlines, pursuant to finance (full payout) or operating leases.

PRINCIPAL INVESTMENT OBJECTIVES

         The business of the Partnership is to acquire and own, either directly or through joint ventures, aircraft and to lease such aircraft primarily to airlines. The Partnership's principal investment objectives are to generate income for quarterly cash distributions to Unitholders and to own a portfolio of leased aircraft. The Partnership's original intent was that until January 1, 2005, it would use a substantial portion of the cash derived from the sale, refinancing or other disposition of aircraft to purchase additional aircraft if attractive investment opportunities were available.

  As previously reported, as part of a plan to mitigate the adverse financial effects of changes in tax law, in 1997 unitholders authorized the General Partner to decide not to make new aircraft investments, to sell aircraft when attractive opportunities arise, to distribute the proceeds and to liquidate the Partnership when all assets are sold. The General Partner will consider whether it is in the best interest of unitholders to cease making new aircraft investments as opportunities arise, in light of market conditions and the Partnership's competitive position. Based on its investment experience and its knowledge of the market, the General Partner believes that attractive investment opportunities like those made by the Partnership in the past probably will not be available. In the event that aircraft are sold and appropriate alternative investments are not available, the Partnership would distribute sale proceeds to unitholders (after repaying debt and establishing appropriate reserves), and this would result in a further reduction of the Partnership's portfolio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Tax Position; Future Aircraft Purchases/Sales."

AIRCRAFT PORTFOLIO

         The Partnership's aircraft portfolio consists of narrow-body (single-aisle) twin and tri-jet commercial aircraft which were acquired as used aircraft. Although the Partnership is permitted to do so, the Partnership does not own interests in aircraft which were acquired as new aircraft; nor does the Partnership own any wide-body aircraft, such as the Boeing 747 and MD-11, or any turboprop or prop-fan powered aircraft.

         The following table describes the Partnership's aircraft portfolio at December 31, 1997:

                   Number &                                  Current      Purchase
                 type; year of   Ownership   Acquired by      lease       price (in     Type of          Noise
Lessee             Delivery      Interest    Partnership    expiration    millions)      lease       compliance(1)
------           -------------   --------    -----------    ----------    ---------      -----       -------------
USAirways           5 MD-82        100%          1986        2001(3)        $91.0        Direct        Stage III
                    1981 (2)                                                            finance

FedEx             1 727-200FH      100%          1987          2006         $18.5(4)     Direct        Stage III
                      1979                                                              finance

TWA                 1 MD-82       100%(5)      1988(5)         2002         $15.8(5)     Direct        Stage III
                      1984                                                              finance

(1) See "Government Regulations-Aircraft Noise" below, for a description of laws and regulations governing aircraft noise.

(2) The investment tax credits and the accelerated depreciation originally available upon delivery of the aircraft on lease to USAirways, Inc. (formerly USAir, Inc.) ("USAirways") were sold in 1981 pursuant to a tax benefit transfer lease, which terminated November, 1991. See Note 10 of Notes to Financial Statements.

(3) US Airways has exercised its option to renew the lease (at the end of the initial twelve year term ending in 1998) for an additional three years at the current quarterly rental. See Note 2 of Notes to Financial Statements.

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

         At December 31, 1997, the book value of aircraft by lessee as a percent of total assets was as follows: US Airways, 71.1%; FedEx, 12.7%; and TWA, 14.7%. Revenues by lessee as a percentage of total revenue for 1997 and 1996, respectively, were as follows: US Airways, 73.5% and 57.1%; TWA, 15.2% and 5.3%; FedEx, 5.3% and 4.1%.

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a further discussion of the Partnership's lessees.

         The Partnership's lessees have the following fair market value renewal options: US Airways has the right to renew its lease as to any of the aircraft for up to three additional renewal terms of one year each at a fair market value rental, provided that the number of aircraft to be returned at the end of any renewal term may not be less than two; Fedex has the right to renew its lease for one six-month term at the current rent payable under the lease, and thereafter for four successive one year terms at a fair market value rental; and TWA has the right to renew its lease for one term of one, two, three or four years at fair market value rentals.

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

         As previously reported to Unitholders, the Partnership's access to capital is limited. Since all Cash Available from Operations, as defined in the Limited Partnership Agreement, is distributed, there is no build up of equity capital, and acquisitions must be funded from proceeds available when aircraft are sold or from debt. Access to debt is limited because the Partnership's aircraft are being used to collateralize existing borrowings. In general, the Partnership's pricing is uncompetitive for new acquisitions because of its limited sources and high cost of capital.

         Because of these factors, finding new aircraft investments like those made by the Partnership in the past and that offer an appropriate balance of risk and reward has been difficult. During the past six years the Partnership has made only two aircraft investments, both of which were possible because of special circumstances.

         In 1996 and 1997, the Partnership sold interests in eight aircraft (a 50% interest in an aircraft on lease to Finnair, a one-third interest in six aircraft on lease to Continental, and a 50% interest in one aircraft leased to Sun Jet International, Inc.) at a profit. See "Disposition of Aircraft" below. However because of the factors described above, the Partnership was unable to reinvest the proceeds in aircraft at an acceptable return, and the General Partner determined that the best use of the net proceeds was to distribute them to Unitholders. These sales and distributions have reduced the size of the Partnership's portfolio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Tax Position; Future Aircraft Purchases/Sales."

EXISTING PARTICIPANTS IN LEASES

         USL Capital originally participated equally with the Partnership in all aircraft now owned by the Partnership except the aircraft on lease to US Airways (the "US Airways Aircraft"). In April 1993 the Partnership leased two aircraft (held jointly with USL Capital), which were previously off lease, to FedEx. In September 1993 the Partnership exchanged its 50% interest in the two aircraft for a 100% interest in one aircraft and pledged the aircraft and the lease as collateral to obtain funds to upgrade the aircraft from a Stage II passenger aircraft to a Stage III freighter. In January 1997, the Partnership purchased a 50% interest in the TWA Aircraft formerly owned by USL Capital, and now owns a 100% interest in this aircraft.

         The Sun Jet Aircraft was jointly owned by BALCAP (which purchased USL Capital's interest in this aircraft in 1996) and the Partnership until it was sold on September 29, 1997.

DESCRIPTION OF LEASES

         All aircraft now owned by the Partnership are leased to third parties pursuant to full-payout leases (direct finance). The Partnership owned one aircraft leased to a third party under an operating lease until September 1997 when the aircraft was sold. Generally, operating leases are for a shorter term than full-payout leases and, therefore, it is necessary to remarket the aircraft in order to recover the full investment. Full-payout leases are generally for a longer term and hence provide more predictable revenue than do operating leases.

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

Code, as amended (the "Bankruptcy Code"), implements this policy by creating a category of aircraft lenders and lessors whose rights to repossession are substantially improved. If a transaction complies with Section 1110, the transaction is not affected by the automatic stay provisions of the Bankruptcy Code (and thus, the lender or lessor may repossess the equipment), unless within 60 days after commencement of a bankruptcy proceeding the trustee agrees to perform all obligations of the debtor under the agreement or lease and all defaults (except those relating to insolvency or insolvency proceedings) are cured within such 60-day period. One court has recently held that section 1110 does not apply after the 60-day period, and thus the automatic stay may apply after such 60-day period.

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

         In the past, the Partnership had interests in aircraft leased to operators based outside the United States. It is possible that the Partnership's aircraft could be leased or subleased to foreign airlines. Aircraft on lease to such foreign operators are not registered in the United States and it is not possible to file liens on such foreign aircraft with the Federal Aviation Administration (the "FAA"). Further, in the event of a lessee default or bankruptcy, repossession and claims would be subject to laws other than those of the United States.

AIRCRAFT REMARKETING

         On termination of a lease and return of the aircraft to the Partnership, the Partnership must remarket the aircraft to realize its full investment. Under the Amended and Restated Agreement of Limited Partnership, as amended, the Partnership ("Limited Partnership Agreement"), the remarketing of aircraft may be through a lease or sale. The terms and conditions of any such lease would be determined at the time of the re-lease, and it is possible (although not anticipated at this time) that the lease may not be a net lease. The General Partner will evaluate the risks associated with leases which are not net leases prior to entering into any such lease. The General Partner has not established any standards for lessees to which it will lease aircraft and, as a result, there is no investment restriction prohibiting the Partnership from doing business with any lessee, including "start-up" airlines. However, the General Partner will analyze the credit of a potential lessee and evaluate the aircraft's potential value prior to entering into any lease.

DISPOSITION OF AIRCRAFT

         The Partnership's original intent was to dispose of all its aircraft by the year 2011, subject to prevailing market conditions and other factors. However, in 1997 unitholders authorized the General Partner not to make new investments, to sell aircraft when attractive opportunities arise, to distribute the proceeds and to liquidate the Partnership when all assets are sold. See "Principal Investment Objectives" above; and "MANAGEMENT DISCUSSION OF ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Tax Position; Future Aircraft Purchases/Sales."

         Under the Limited Partnership Agreement, aircraft may be sold at any time whether or not the aircraft are subject to leases if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so.

         In March 1996, the Partnership sold its 50% interest in one MD-82 on lease to Finnair to a third party for approximately $6.9 million, resulting in a net gain of approximately $556,000. The Partnership had acquired its interest in this aircraft in April 1992, for approximately $8.5 million. A portion of the sale proceeds were used to pay off the outstanding balance under a non-recourse loan which was collateralized by this aircraft and the balance, after retaining a reserve for liquidity purposes, was distributed to Unitholders. See "Competitive Position of the Partnership" above.

         The Partnership sold its one-third interest in six 737-200 aircraft on lease to Continental at lease expiration on December 31, 1996, at a sale price of approximately $3.1 million, resulting in a net gain of approximately $1.9 million. The proceeds were distributed to Unitholders in the first quarter of 1997. See "Competitive Position of the Partnership" above.

         On September 29, 1997 the Partnership sold its one-half ownership interest in a DC9-51 aircraft on lease to Sun Jet International, Inc. The sale price was $1.2 million, resulting in a gain of $393,000 even though the lessee had filed for bankruptcy in June 1997, and had ceased making the rent payments. The proceeds were distributed to Unitholders in the fourth quarter of 1997. See "Competitive Position of the Partnership" above.

         The Partnership is permitted to sell aircraft to affiliates of the General Partner at the fair market value of the aircraft at the time of sale as established by an independent appraisal. The General Partner will receive a Disposition or Remarketing Fee for any such sale.

JOINT VENTURES/GENERAL ARRANGEMENTS

         Under the Limited Partnership Agreement, the Partnership may enter into joint ventures with third parties to acquire or own aircraft. No such joint ventures presently exist. Generally, each party to a joint venture is jointly responsible for all debts and obligations incurred by the joint venture, and the joint venture will be treated as a single entity by third parties. The

Partnership may become liable to third parties for obligations of the joint venture in excess of those contemplated by the terms of the joint venture agreement. There can be no assurance that the Partnership will be able to obtain control in any joint ventures, or that, even with such control the Partnership will not be adversely affected by the decisions and actions of the co-venturers. The General Partner attempts to ensure that all such agreements will be fair and reasonable to the Partnership, although joint ventures with affiliates of the General Partner may involve potential conflicts of interest.

BORROWING POLICIES

         Under the Limited Partnership Agreement, the Partnership may borrow funds or assume financing in an aggregate amount equal to less than 50% of the higher of the cost or fair market value at the time of the borrowing of all aircraft owned by the Partnership. The Partnership may exceed such 50% limit for short-term borrowing so long as the General Partner uses its best efforts to comply with such 50% limit within 120 days from the date such indebtedness is incurred or if the borrowed funds are necessary to prevent foreclosure on any Partnership asset. There is no limitation on the amount of such short-term indebtedness. The General Partner is authorized to borrow for working capital purposes and to make distributions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" and Note 5 of Notes to Financial Statements.

MANAGEMENT OF AIRCRAFT PORTFOLIO

         Aircraft management services are provided by the General Partner and its affiliates. The fees and expenses for these services are reviewed annually and are subject to approval by the Audit Committee of the Partnership. See Note 8 of Notes to Financial Statements.

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

         Trade publications have reported that the FAA is considering issuing an airworthiness directive to remedy potential unsafe conditions in 727 aircraft which were converted from passenger to freight configuration. It has also been reported that the FAA may issue weight restrictions on such aircraft as an interim measure and may require extensive structural changes for the long term. As of February 1, 1998, no such airworthiness directives had been issued. Any such airworthiness directives would apply to the aircraft on lease to FedEx. Under the lease covering this aircraft, FedEx would be required to take the steps necessary to comply with airworthiness directives imposed during the lease term. However, airworthiness directives may affect the residual value of the aircraft or FedEx's decision to exercise fair market value renewal options under the lease.

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

         See "Aircraft Portfolio" above, for a description of the Partnership's aircraft portfolio. At December 31, 1997, all of the aircraft in the Partnership's portfolio were Stage III aircraft

ACQUISITION OF ADDITIONAL AIRCRAFT

         During the past six years the Partnership has made only two aircraft investments. In 1997 unitholders authorized the General Partner to decide not to make new aircraft investments, to sell aircraft when attractive opportunities arise, to distribute the proceeds and to liquidate the Partnership when all assets are sold. See "Principal Investment Objectives" above; and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Tax Position; Future Aircraft Purchases/Sales."

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

FEDERAL INCOME TAXATION

The Partnership is considered a publicly traded Partnership ("PTP") under the Revenue Act of 1987 with a special tax status, whereby it has not been subject to federal income taxation. This special tax status was scheduled to expire at the beginning of 1998. However, during 1997 federal and California tax laws were amended to provide that publicly traded Partnerships may elect to continue to be publicly traded and retain their Partnership tax status if they pay a federal tax of 3.5% and state tax of 1% on their annual gross income beginning in January 1998. The Partnership has made an election to pay this tax beginning in 1998. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Tax Position; Future Aircraft Purchases/Sales."

ITEM 2.  PROPERTIES

         The Partnership does not own any real property, and shares office space in the offices of BALCAP and its affiliates.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

UNITS OUTSTANDING

         The Units are traded on the New York Stock Exchange under the symbol FLY. As of February 5, 1998, there were 1,134 holders of record of Units.

MARKET PRICE

         The following chart sets forth the high and low closing prices on the New York Stock Exchange and the trading volume for each of the quarters in the years ended December 31, 1996 and 1997.

                                    Trading Volume
Quarter Ended                       (in thousands)      Unit Prices (high-low)
-------------                       --------------      ----------------------
March 31, 1996                           257               $18 7/8   - $17
June 30, 1996                            557               $18 1/4   - $15
September 30, 1996                       461               $16 3/4   - $13 1/4
December 31, 1996                        298               $16 3/8   - $14 5/8

March 31, 1997                         1,104               $17 5/8   - $10
June 30, 1997                            757               $12 1/2   - $10 1/4
September 30, 1997                       993               $12 1/16  - $9 15/16
December 31, 1997                        855               $13 11/16 - $11 1/4

DISTRIBUTIONS TO UNITHOLDERS

         CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions to Unitholders which are based on Cash Available from Operations (as defined in the Limited Partnership Agreement) and are partially tax sheltered. Information on the tax status of such payments, which is necessary in the preparation of individual tax returns, is prepared and mailed to Unitholders as quickly as practical after the close of each year. The size of the Partnership's portfolio and future aircraft sales will affect distributions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" -- Tax Position; Future Aircraft

Purchases/Sales."

         Distributions declared during 1996, 1997 were as follows:

         Record Date                  Payment Date                Per Unit
         -----------                  ------------                --------
         March 29, 1996               May 15, 1996                50 cents
         May 20, 1996                 May 31, 1996                80 cents(1)
         June 28, 1996                August 15, 1996             45 cents
         September 30, 1996           November 15, 1996           45 cents
         December 31, 1996            February 14, 1997           45 cents

         January 15, 1997             January 31, 1997            63 cents(1)
         March 31, 1997               May 15, 1997                45 cents
         June 30, 1997                August 15, 1997             45 cents
         September 30, 1997           November 14, 1997           45 cents
         October 20, 1997             November 4, 1997            22 cents(1)
         December 31, 1997            February 13, 1998           45 cents

(1) Special cash distribution from sale proceeds.


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

         CASH AVAILABLE FROM SALE OR REFINANCING

         The Partnership's original intent was that Cash Available From Sale or Refinancing (as defined in the Limited Partnership Agreement) received prior to January 1, 2005 would be retained for use in the Partnership's business, provided that if the General Partner did not believe that attractive investment opportunities exist for the Partnership, the Partnership could distribute Cash Available from Sale or Refinancing. Any Cash Available from Sale or Refinancing received after January 1, 2005 was not to be reinvested but was to be distributed. However, in 1997, unitholders authorized the General Partner to decide not to make new aircraft investments, to sell aircraft when attractive opportunities arise, to distribute the proceeds and to liquidate the Partnership when all assets are sold. See "BUSINESS -- Principal Investment Objectives" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Tax Position; Future Aircraft Purchases/Sales". For information as to the sales giving rise to distributions from Cash Available from Sales or Refinancing, see "BUSINESS -- Disposition of Aircraft."

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

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data and other data concerning the Partnership for each of the last five years:


                                                        For years ended December 31,
(In thousands except per-unit amounts)       1997        1996        1995        1994        1993
---------------------------------------------------------------------------------------------------
OPERATING RESULTS

Lease and other income                     $  9,210    $ 10,747    $ 12,492    $ 12,538    $ 12,852

Gain on disposition of aircraft                 393       2,501          21          --          --
                                           --------------------------------------------------------

Total Revenues                                9,603      13,248      12,513      12,538      12,852
                                           --------------------------------------------------------

Interest Expense                              2,028       1,830       2,366       2,660       2,557

Depreciation expense                            273       1,500       2,129       2,146       2,426

Other expenses                                1,820       1,266       1,196       1,401       1,786
                                           --------------------------------------------------------

Total Expenses                                4,121       4,596       5,691       6,207       6,769
                                           --------------------------------------------------------

Net income                                 $  5,482    $  8,652    $  6,822    $  6,331    $  6,083
                                           --------------------------------------------------------

Net income per unit(1)                     $   1.17    $   1.85    $   1.46    $   1.36    $   1.30

Cash distributions declared per unit(2)    $   2.02    $   3.28    $   2.07    $   1.85    $   1.69

FINANCIAL POSITION

Total Assets                               $ 82,859    $ 85,130    $103,021    $107,542    $113,967

Long-term obligations                      $ 19,115    $ 14,071    $ 27,483    $ 29,525    $ 27,940

Total partners' equity                     $ 61,089    $ 65,042    $ 71,712    $ 74,562    $ 76,874

Limited Partners' equity per unit(1)       $  13.08    $  13.92    $  15.35    $  15.96    $  16.46

(1)   After allocation of the 1% General Partner's interest.

(2) Includes special cash distributions of 10 cents per unit in 1995, $1.43 per unit in 1996, of which 63 cents was paid in January 1997 and 22 cents per unit in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, long-term borrowings of $19.1 million represented 16% of the original cost of the aircraft presently owned by the Partnership and 23% of total assets. This debt is outstanding under four long-term, non-recourse debt facilities collateralized by certain aircraft, three of which are at fixed rates and one which is at a floating rate. The adjustable rate loan agreement is due to expire in 1998. The Partnership has entered into an interest rate swap agreement, which limits its risk on the floating rate debt. At December 31, 1997 and 1996, $19.1 million and $14.1 million, respectively, were outstanding under these four facilities. At December 31, 1997, approximately $2.1 million remained available. See Note 5 to Financial Statements.

         In February 1998, the Partnership obtained a $7.5 million three year, floating rate, revolving loan facility. The loan is collateralized by one aircraft on lease to USAirways. The Partnership intends to use this loan facility for working capital.

         Total scheduled debt service on the fixed rate loans in 1998 is $6.4 million, and the principal payment on the floating rate loan in 1998 is $1.7 million (the amount outstanding at December 31, 1997). Debt service will be paid primarily from the rental payments received under its aircraft leases.

         Net cash provided by operating activities was $9.3 million for 1995, $7.3 million for 1996, and $5.1 million for 1997. The decrease in net cash provided from operating activities in 1997 as compared to 1996, is primarily due to reduced rental payments, as a result of the sale of six aircraft in December 1996 and to higher 1997 investor reporting expenses. The decrease in net cash provided from operating activities in 1996 as compared to 1995 is primarily due to reduced rental payments, as a result of the sale of one aircraft in March 1996 and to the scheduled decline in finance lease income in 1996, which is recognized in a manner similar to loan income, as the balance due from lessees declined.

         Total debt service as a percentage of net cash provided by operating activities was 59.3%, 107%, and 152% for 1995, 1996 and 1997, respectively. The higher 1997 ratio as compared with the 1996 ratio is a result of the decrease in the net cash from operations due to a smaller portfolio, while the debt service (principal and interest) remained at about the same level. Two existing loans secured by four aircraft on lease to USAirways provide for full repayment of the debt by 1998 rather than through the end of the lease term in 2001. Upon repayment of this debt in 1998, net cash provided from operating activities should exceed debt service under the remaining borrowings. In 1996 debt service increased by $2.9 million from the prior year due to the timing of debt service payments. Under the loan documents, if December 31 is not a business day (as was the case in 1995), the loan payment was due in January, causing the debt service to be lower in 1995 and higher in 1996.

         Notes receivable of $236,000, which represented advances under the Partnership's agreement to finance certain aircraft modifications for Continental Airlines ("Continental") were disputed by Continental. In 1997, the notes were written off, when the Partnership determined that pursuing the collection legally would not be cost beneficial.

         Cash distributions paid by the Partnership were $9.5 million ($2.04 per unit) in 1995, $12.6 million ($2.70 per unit) in 1996, and $12.4 million ($2.65 per unit) in 1997. Distributions paid in 1995 included a special cash distribution of 10 cents per unit made from the proceeds received from the casualty of one aircraft. Distributions paid in 1996 included a special cash distribution of 80 cents per unit made from a portion of the sale proceeds received from the sale of a 50% interest in one MD-82 aircraft. Distributions paid in 1997 included two special cash distributions. The first was a distribution of 63 cents per unit made from the proceeds received from the December 31, 1996 sale of the Partnership's interest in six 737-200 aircraft, and the second was a distribution of 22 cents per unit made from the proceeds received from the September 29, 1997 sale of the Partnership's 50% interest of one DC9-51.

         Partnership net income was $6.8 million in 1995, $8.7 million in 1996, and $5.5 million in 1997. Pursuant to the Limited Partnership Agreement, the Partnership distributed all Cash Available from Operations and also made special cash distributions, as described above. Since such distributions were in excess of earnings, Partnership equity declined from $65.0 million at December 31, 1996 to $61.1 million at December 31, 1997, and limited partner equity per unit declined from $13.92 to $13.08. From a limited partner perspective, the portion of the distribution in excess of net income constitutes a return of capital. Total cash distribution declared since inception of the Partnership have exceeded total net income by $5.77 per unit.

RESULTS OF OPERATIONS

         In 1995, revenues were earned from seven aircraft subject to finance leases (US Airways, TWA, and FedEx). TWA was on non-accrual status early in 1995, but remitted all past-due amounts by the third quarter. TWA was in bankruptcy for a portion of 1995, and the TWA lease contributed 7% of total 1995 revenues. In 1995, revenues were earned from nine aircraft subject to operating leases (Continental, Finnair, and Sun Jet) from January through May, and eight Aircraft for the balance of the year, reflecting the casualty loss of one aircraft leased to Continental. At year-end 1995, all of the Partnership's lessees were current under their lease agreements and none was in bankruptcy.

         In 1996, revenues were earned from seven aircraft subject to finance leases (US Airways, TWA, and FedEx). Finance lease income declined from 1995 as the balances due declined. Revenues in 1996 were earned from eight aircraft subject to operating leases (Continental, Finnair, and Sun Jet) from January through March, and seven Aircraft for the balance of the year, reflecting the March sale of the aircraft leased to Finnair. The decline in operating lease rentals is due primarily to the sale of this Aircraft. On December 31, 1996, the operating lease with Continental covering six aircraft expired, and the aircraft were sold on that date. At year-end

1996, all of the Partnership's lessees were current under their lease agreements and none was in bankruptcy. The sales of the Partnership's interests in aircraft on lease to Finnair and Continental produced gains of $556,000 and $1.9 million, respectively.

         In 1997, revenues were earned from seven aircraft subject to finance leases (US Airways, TWA, and Fedex). Finance lease income increased from 1996 due to the Partnership's purchase in January 1997 of an additional 50% interest in the MD-82 aircraft on lease to TWA. In 1997 revenues were earned from one aircraft subject to operating lease (Sun Jet). Sun Jet filed for bankruptcy in June 1997, and the 22-year old aircraft was sold in September 1997, at a gain of $393,000. As of December 31, 1997, the Partnership no longer owned interests in any aircraft subject to operating lease treatment. See Note 3 of Notes to Financial Statements. At year-end 1997, all of the Partnership's lessees were current under their lease agreements and none was in bankruptcy.

         US Airways, the Partnership's major lessee (71.1% of total year-end assets) reported profits of $1.0 billion on revenues of $8.5 billion for 1997, compared with profits of $263 million on revenues of $8.1 billion for 1996. In December 1997, US Airways gave notice electing to extend its lease at the same rental rate until September 2001.

         FedEx (12.7% of total year-end assets) reported profits of $361 million on revenues of $11.5 billion for 1997 (fiscal year ended May 31, 1997), compared with profits of $308 million on revenues of $10.3 billion for 1996.

         TWA (14.7% of total year-end assets), reported a net loss of $127 million on revenues of $3.3 billion for 1997, compared with a net loss of $285 million on revenues of $3.6 billion for 1996.

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

         Interest expense in 1997 reflects an average interest rate of 9.3%, based on average total outstanding debt of $21.9 million, compared to the average interest rate for 1996 of 8.7%, based on average total outstanding debt of $21 million.

         Depreciation expense relates to aircraft subject to operating leases and those held for sale or lease. In 1997 depreciation expense decreased by $1.2 million from 1996 due to sales of aircraft subject to operating leases in March 1996, December 1996 and September 1997, as described above.

         The 1997 investor reporting expenses increased from 1996 by $517,000, primarily due to expenses incurred in connection with the solicitation of unitholder consents.

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

         In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information About Capital Structure," which are effective for fiscal years ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. The adoption of SFAS No. 128 did not have a material effect on the net income per unit. SFAS No. 129 requires disclosure of the types of securities outstanding and certain rights which these securities have. The adoption of SFAS No. 129 did not require any additional disclosures by the Partnership.

         In 1997, the Financial Accounting Standards Board also issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for years beginning after December 15, 1997. SFAS No. 130 requires reporting comprehensive income in addition to net income when certain revenues, expenses, gains and losses are recorded as a separate component of equity rather than included in net income. The adoption of SFAS No. 130 will not require any change in the format of the financial statements for the Partnership because the Partnership's comprehensive income and net income are the same. SFAS No. 131 requires segment information to be provided using a management reporting approach rather than an industry segment approach. The adoption of SFAS No. 131 will not require the Partnership to provide any additional segment information.

TAX POSITION; FUTURE AIRCRAFT SALES/PURCHASES

         In 1997 the General Partner announced a proposal to mitigate the adverse financial impact of changes in tax law which would have affected the Partnership in 1998. The proposal authorized the General Partner to restrict transferability of units, but provided that the General Partner could take other actions which are in the best interests of the unitholders in the event of a change in tax law. The proposal also authorized the General Partner to decide not to make new aircraft investments, to sell aircraft when attractive opportunities arise, to distribute the proceeds and to liquidate the Partnership when all assets are sold. The proposal was approved by unitholders in August 1997.

         In August and October 1997 federal and California tax laws, respectively, were amended to provide that publicly traded Partnerships could elect to continue to be publicly traded and retain their Partnership tax status if they pay a federal tax of 3.5% and state tax of 1% on their annual gross income beginning in January 1998.

         After consideration of a number of factors, including the recent tax law changes and the benefits of liquidity, the board of directors of the General Partner unanimously concluded that it is in the best interest of the unitholders for the Partnership to remain a publicly traded Partnership at this time. Accordingly, in January 1998 the Partnership made an election to pay an annual tax at the Partnership level of 4.5% on its gross income beginning in 1998 which would reduce the Partnership's cash flow.

         As previously reported to unitholders, the General Partner will consider whether it is in the best interest of the Limited Partners to cease making new aircraft investments as opportunities arise, in light of market conditions and the Partnership's competitive position. Based on its investment experience and its knowledge of the market, the General Partner believes that attractive investment opportunities like those made by the Partnership in the past probably will not be available. In the event that aircraft are sold and appropriate alternative investments are not available, the Partnership would distribute sales proceeds to unitholders (after repaying debt and establishing appropriate reserves), and this would result in a further reduction of the Partnership's portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

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

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information about the directors and executive officers of the General Partner as of March 20, 1998.


                              POSITION WITH                             PRINCIPAL OCCUPATION AND
        NAME                  GENERAL PARTNER        AGE              EMPLOYMENT FOR LAST 5 YEARS
---------------------      ---------------------     ---    ------------------------------------------------------
David B. Gebler            Chairman of the           48     Mr. Gebler is Senior Vice President of Bank of America
                           Board, President,                National Trust and Savings Association ("Bank of
                           Chief Executive                  America") and of BALCAP.  He has been with BALCAP
                           Officer and a                    since September 1996.  From 1991 to September 1996 he
                           Director                         was Senior Vice President of the Transportation and
                                                            Industrial Financing business unit of USL Capital. Mr.
                                                            Gebler has been President of the General Partner since
                                                            1989 and a Director since 1990. Mr. Gebler holds a
                                                            bachelors degree in mathematics from Clarkson
                                                            University and graduate degrees in Engineering and
                                                            Management from the University of Michigan.

Richard V. Harris          Director                  49     Mr. Harris is Executive Vice President of Bank of
                                                            America and Chairman and President of BALCAP.  He was
                                                            elected President and CEO in 1982, adding the title of
                                                            Chairman in 1988.  He has been a Director of the
                                                            General Partner since October 1996.  Other assignments
                                                            at Bank of America have included responsibilities for
                                                            Project Finance and Asset-Backed Finance along with
                                                            Leasing.  Prior to assuming his present
                                                            responsibilities, Mr. Harris held both transactional
                                                            and marketing management positions at BankAmerica
                                                            Leasing.  Mr. Harris holds a B.S.E.E. degree in
                                                            Electrical Engineering from Brigham Young University
                                                            and a Master of Business Administration degree also
                                                            from BYU.

                              POSITION WITH                             PRINCIPAL OCCUPATION AND
        NAME                  GENERAL PARTNER        AGE              EMPLOYMENT FOR LAST 5 YEARS
---------------------      ---------------------     ---    ------------------------------------------------------
William A. Hasler          Director                  56     Mr. Hasler has been the dean of the Haas School of
                                                            Business at the University of California at Berkeley
                                                            since August 1991 and a Director of the General
                                                            Partner since 1995.  From 1984 to 1991, he was vice
                                                            chairman and director of KPMG Peat Marwick and was
                                                            responsible for its worldwide consulting business.  He
                                                            is a member of the board of governors of The Pacific
                                                            Stock Exchange and of the board of directors of The
                                                            Gap, TCSI, Tenera, Walker Industries, and Aphton
                                                            Corporation.  He serves on a presidential advisory
                                                            board on critical technologies.  He is a 1963 graduate
                                                            of Pomona College and earned his MBA from Harvard in
                                                            1967.

Richard P. Powers          Director                  57     Mr. Powers has been Vice President, Finance and
                                                            Administration and Chief Financial Officer of
                                                            CardioGenesis Corporation, a medical device company,
                                                            since 1996.  From 1981 to 1994, he was with Syntex
                                                            Corporation, a pharmaceutical company, serving as
                                                            Senior Vice President and Chief Financial Officer of
                                                            that company from 1986 to 1994.  From 1994 to 1996 he
                                                            served as consultant to various companies, including
                                                            advising and assisting in the sale of Syntex
                                                            Corporation to Roche Corporation in 1994.  Mr. Powers
                                                            holds a Bachelor of Science degree in Accounting from
                                                            Canisius College and a Masters in Business
                                                            Administration from the University of Rochester.

K. Thomas Rose             Director                  53     Mr. Rose has been Executive Vice President and Chief
                                                            Operating Officer of BALCAP since 1992, responsible
                                                            for all non-marketing areas of BALCAP.  He also is the
                                                            chief credit officer for the subsidiaries of
                                                            BankAmerica Corporation which comprise the leasing
                                                            group.  He has been a Director of the General Partner
                                                            since October 1996.  Prior to his present
                                                            responsibilities, Mr. Rose was with Security Pacific
                                                            Leasing Corporation as Executive Vice President -
                                                            Lease Services since 1973.  Mr. Rose holds a B.A. from
                                                            California State University, Fullerton and a Juris
                                                            Doctorate degree from Golden Gate University, School
                                                            of Law.

Richard C. Walter          Chief Financial           52     Mr. Walter has been Senior Vice President and
                           Officer and a                    Controller of BALCAP since 1992. He has been a
                           Director                         director of the General Partner since October 1996.
                                                            Prior to assuming his present responsibilities at
                                                            BALCAP, Mr. Walter was with Security Pacific Leasing
                                                            corporation as Senior Vice President, Financial
                                                            Adminisrtration since 1973. He holds a Bachelor of
                                                            Science degree in Business Administration and
                                                            Accounting from Montana State University.

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

         The Partnership reimburses the General Partner for fees paid to Directors of the General Partner who are not otherwise affiliated with the General Partner or its affiliates. In 1997, such unaffiliated directors were paid an annual fee of $14,500 and $500 for each meeting attended.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

UNIT OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

         As of February 28, 1998, the following persons were known to the Partnership to be beneficial owners of more than five percent of the Partnership's equity securities:

                                 Name and Address                 Amount and Nature of
   Title of Class              of Beneficial Owner                Beneficial Ownership          Percent of Class
   --------------              -------------------                --------------------          ----------------
  Depositary Units      United States Airlease Holding, Inc.            231,250(1)                      5%
                              555 California Street
                           San Francisco, CA 94104(2)

  Depositary Units                    BALCAP                            793,750(3)                   17.2%
                              555 California Street
                            San Francisco, CA 94104(2)

------------

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

                                     Name of                      Amount and Nature of
   Title of Class                Beneficial Owner                 Beneficial Ownership          Percent of Class
   --------------                ----------------                 --------------------          ----------------
  Depositary Units               David B. Gebler                          700(1)                       (2)

                           All directors and executive                    700(1)                       (2)
                               officers as a group

----------

(1) Includes 200 Units held by Mr. Gebler as custodian for a minor child as to which Mr. Gebler has shared voting and dispositive power and as to which beneficial ownership is disclaimed.

(2)   Represents less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a discussion of certain fees, expenses and reimbursements payable and paid to the General Partner and its affiliates by the Partnership, see Note 8 of Notes to Financial Statements. From time to time, the Partnership has borrowed funds from BALCAP, including advances for expense payments. All such borrowings were unsecured and bore interest at a floating rate not exceeding the prime rate. At December 31, 1997 Airlease owed BALCAP $141,000 for such borrowings.

         For a discussion of certain terms of the Partnership Agreement regarding the Partnership's participation in aircraft leasing investments made by USL Capital and its Related Entities, see "BUSINESS-Acquisition of Additional Aircraft." For a discussion of aircraft held jointly between the Partnership and BALCAP or formerly held jointly between the Partnership and USL Capital, see "BUSINESS-Existing Participants in Leases."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1. The following financial statements of the Partnership are included in this report as Appendix A: Page

                  Management's Responsibility for Financial Statements...................................       A-1

                  Independent Auditors' Report...........................................................       A-2

                  Financial Statements:

                           Statements of Income for the Years Ended December 31, 1997,
                           1996 and 1995 ................................................................       A-3

                           Balance Sheets, as of December 31, 1997 and 1996..............................       A-4

                           Statements of Cash Flows for the Years Ended December 31,
                           1997, 1996 and 1995...........................................................       A-5

                           Statements of Changes in Partners' Equity for the Years Ended
                           December 31, 1997, 1996 and 1995..............................................       A-6

                  Notes to Financial Statements .........................................................       A-6

                  Financial statement schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

         (b) The Partnership did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

         (c)      Exhibits required by Item 601 of Regulation S-K:

    Exhibit No. Description
    ----------  -----------
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

-----------

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

      10.49(4) Assignment and Assumption Agreement dated as of January 31, 1997 between USL Capital Corporation and the Registrant.

      10.50(4)  Lease, together with Lease Supplement No. 1, dated as of March
                15, 1984 between DC-9T-III, Inc., as Lessor, and Trans World
                Airlines, Inc., as Lessee, with respect to one (1) McDonnell
                Douglas DC-9-82 Aircraft, as amended by Amendment Agreement dated as of December 15, 1986.

      27        Financial Data Schedule

----------

(2) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

(4) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1998.

                             AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                               (Registrant)

                             By:     Airlease Management Services, Inc.,
                                     General Partner

                             By:     /s/ David B. Gebler
                                     -------------------------------------------
                                     David B. Gebler
                                     Chairman, Chief Executive Officer
                                        and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

For Airlease Management
Services, Inc. ("AMSI"), General Partner
----------------------------------------

 /s/ David B. Gebler                                                  March 24, 1998
-------------------------------------------------------------
David B. Gebler
Chairman, Chief Executive Officer, President
and Director of AMSI


 /s/ Richard C. Walter                                                March 24, 1998
-------------------------------------------------------------
Richard C. Walter
Chief Financial Officer and Director of AMSI (Principal
Financial Officer and Accounting Officer)


 /s/ Richard V. Harris                                                March 24, 1998
-------------------------------------------------------------
Richard V. Harris
Director of AMSI


 /s/ K. Thomas Rose                                                   March 24, 1998
-------------------------------------------------------------
K. Thomas Rose
Director of AMSI


The foregoing constitute a majority of the members of the Board of Directors of Airlease Management Services, Inc. (the General Partner).

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Airlease Management Services, Inc. ("AMSI"), the General Partner of the Partnership was a wholly owned subsidiary of USL Capital Corporation until October 31, 1996, when BA Leasing and Capital Corporation ("BALCAP") purchased 100% of the stock of AMSI. AMSI is responsible for the preparation of the Partnership's financial statements and the other financial information in this report. This responsibility includes maintaining the integrity and objectivity of the financial records and the presentation of the Partnership's financial statements in accordance with generally accepted accounting principles.

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

The Partnership's financial statements have been audited by Coopers & Lybrand L.L.P., independent auditors for the years ended December 31, 1997, and December 31, 1996. Their audit was conducted in accordance with generally accepted auditing standards which included consideration of the General Partner's internal control structure. The Independent Auditor's Report appears on page A2.

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


/s/ David B. Gebler
-----------------------------------------------
David B. Gebler
Chairman, Chief Executive Officer and President
Airlease Management Services, Inc.


/s/ Richard C. Walter
-----------------------------------------------
Richard C. Walter
Chief Financial Officer
Airlease Management Services, Inc.

INDEPENDENT AUDITORS' REPORT

To the Partners of Airlease Ltd.,
A California Limited Partnership:

We have audited the financial statements of Airlease Ltd., A California Limited Partnership (listed in Part IV Item 14(a) of this Form 10-K). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.
----------------------------
Coopers & Lybrand L.L.P.
San Francisco, California
January 21, 1998

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                                                     For the years ended
                                                                          December 31,
(In thousands except per-unit amounts)                          1997          1996          1995
--------------------------------------------------------      --------      --------      --------
REVENUES

Finance lease income                                          $  9,028      $  8,800      $  9,455
Operating lease rentals                                            170         1,798         2,883
Gain on sale of equipment                                          393         2,501            21
Other income                                                        12           149           154
                                                              ------------------------------------
Total revenues                                                   9,603        13,248        12,513
                                                              ------------------------------------
EXPENSES

Interest                                                         2,028         1,830         2,366
Depreciation - operating leases                                    273         1,500         2,129
Bad debt expense                                                   228             0             0
Management fee - General Partner                                   679           740           784
Investor reporting                                                 771           254           258
General and administrative                                         142           271           154
                                                              ------------------------------------
Total expenses                                                   4,121         4,596         5,691
                                                              ------------------------------------
NET INCOME                                                    $  5,482      $  8,652      $  6,822
                                                              ------------------------------------
NET INCOME ALLOCATED TO:

GENERAL PARTNER                                               $     55      $     87      $     68
                                                              ------------------------------------
Limited partners                                              $  5,427      $  8,565      $  6,754
                                                              ------------------------------------
NET INCOME PER LIMITED PARTNERSHIP UNIT                       $   1.17      $   1.85      $   1.46
                                                              ------------------------------------

See notes to financial statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                                              As of December 31,
(IN THOUSANDS EXCEPT UNIT DATA)                        NOTES                1997              1996
----------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                     $       1          $    580
Finance leases - net                                     1 & 2              82,590            83,056
Operating leases - net                                   1 & 3                   0             1,090
Notes receivable                                         4 & 7                   0               236
Prepaid expenses and other assets                                              268               168
                                                                         ---------------------------
Total Assets                                                             $  82,859          $ 85,130
                                                                         ---------------------------

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Distribution payable to partners                                          $  2,102          $  5,045
Accounts payable and accrued liabilities                                       553               972
Long-term notes payable                                      5              19,115            14,071
                                                                         ---------------------------
Total liabilities                                                           21,770            20,088
                                                                         ---------------------------
COMMITMENTS AND CONTINGENCIES                                6

PARTNERS' EQUITY:

Limited partners (4,625,000 units outstanding)                              60,478            64,391
General partner                                                                611               651
                                                                         ---------------------------
Total partners' equity                                                      61,089            65,042
                                                                         ---------------------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                   $  82,859          $ 85,130
                                                                         ---------------------------

See notes to financial statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                               For the years ended December 31,
(In thousands)                                                                1997           1996           1995
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $  5,482       $  8,652       $  6,822
Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                               273          1,500          2,129
     Increase (decrease) in accounts payable and accrued
          liabilities                                                           (390)          (518)           231
      Decrease (increase) in prepaid expenses and other assets                   (99)            97             54
      Decrease (increase) in accounts receivable                                   0            111            111
      Provision for doubtful account                                             228              0              0
      Gain on disposition of equipment                                          (393)        (2,501)           (21)
                                                                            --------------------------------------
Net cash provided by operating activities                                      5,101          7,341          9,326
                                                                            --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Aircraft equipment purchase and refurbishment (net of
         Accrued refurbishment)                                                    0              0            (66)
Aircraft equipment purchase                                                   (5,732)             0              0
Proceeds from sale of equipment                                                1,182         10,060            440
Increase (decrease) in notes receivable                                            8            697           (260)
Rental receipts in excess of earned finance lease income                       6,219          8,508          2,133
                                                                            --------------------------------------
Net cash provided by investing activities                                      1,656         19,265          2,247
                                                                            --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit borrowing (repayment) - net                                  (1,748)        (7,381)           545
Proceeds from issuance of long-term debt                                       9,000              0            575
Repayment of long-term debt                                                   (5,704)        (6,031)        (3,162)
Distributions paid to partners                                               (12,379)       (12,614)        (9,531)
                                                                            --------------------------------------
Net cash used by financing activities                                         (7,335)       (26,026)       (11,573)
                                                                            --------------------------------------
Increase (decrease) in cash                                                     (579)           580              0
Cash at beginning of year                                                        580              0              0
                                                                            --------------------------------------
Cash at end of year                                                         $      1       $    580       $      0
                                                                            --------------------------------------
Additional information:
     Cash paid for interest                                                 $  1,861       $  2,097       $  2,052
                                                                            --------------------------------------

NON - CASH INVESTING ACTIVITY

During 1997, unpaid accrued costs were reduced by $28,000 and included in the gain on sale of aircraft.

See notes to financial statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                              For the years ended December 31, 1997, 1996, and 1995
                                                           General         Limited
(In thousands except per-unit amounts)                     Partner         Partners           Total
----------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                $    746         $ 73,816         $ 74,562
Net Income - 1995                                               68            6,754            6,822
Distributions to partners declared
     ($2.07 per limited Partnership unit)                      (97)          (9,575)          (9,672)
----------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                     717           70,995           71,712
Net Income - 1996                                               87            8,565            8,652
Distributions to partners declared
     ($3.28 per limited Partnership unit)                     (153)         (15,169)         (15,322)
----------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                     651           64,391           65,042
Net Income - 1997                                               55            5,427            5,482
Distributions to partners declared
     ($2.02 per limited Partnership unit)                      (95)          (9,340)          (9,435)
----------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                                $    611         $ 60,478         $ 61,089
====================================================================================================

See notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Airlease Ltd., A California Limited Partnership (the "Partnership") engages in the business of acquiring, either directly or through joint ventures, commercial jet aircraft, spare or separate engines and related rotable parts ("aircraft") and leasing such aircraft to domestic and foreign airlines and freight carriers. The General Partner is Airlease Management Services, Inc., a wholly owned subsidiary of BA Leasing and Capital Corporation ("BALCAP"). BALCAP holds 793,750 units and United States Airlease Holding, Inc. ("Holding"), a wholly owned subsidiary of BALCAP, holds 231,250 units. An additional 3,600,000 units are publicly held.

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

DERIVATIVES - The Partnership accounts for derivatives financial instruments on an accrual basis when the cash flows generated from the hedging instruments fulfill the objectives of the hedge strategy and when there is high correlation between the derivative and the hedged asset or liability. Under accrual accounting interest differentials paid or received under interest rate swap agreements are recognized as adjustments to interest expense over the life of the agreements. Termination gains or losses of such derivatives are amortized to interest expense over the remaining life of the hedged transaction.

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

CONCENTRATION OF CREDIT RISK - At December 31, 1997, all seven aircraft owned by the Partnership were leased to commercial airlines and a major freight carrier.

2. FINANCE LEASES

The Partnership owns five aircraft, which are leased to US Airways, Inc. US Airways, Inc. has exercised its option to renew the lease for an additional three years at the end of the initial 12-year term (1998). In 1997, 1996, and 1995, leases with US Airways, Inc. resulted in finance lease revenues of $7,058,000, $7,559,000, and $8,007,000, respectively.

A sixth aircraft subject to a finance lease expiring in 2002 was held jointly with USL Capital and leased to Trans World Airlines. On January 31, 1997, the Partnership purchased USL Capital's 50% interest in this aircraft for $5.7 million and now holds a 100% interest in the aircraft.

A seventh aircraft is leased to FedEx under a 13-year finance lease which expires in 2006.

The finance leases at December 31, 1997 and 1996, are summarized as follows (in thousands):

                                                      1997               1996
                                                    --------           --------
Receivable in installments                          $ 65,727           $ 74,875
Residual valuation                                    45,500             41,950
Unearned lease income                                (28,638)           (33,769)
                                                    --------           --------
NET INVESTMENT                                      $ 82,590           $ 83,056
                                                    ========           ========

Residual valuation, which is reviewed annually, represents the estimated amount to be received from the disposition of aircraft after lease termination. If necessary, residual adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease.

Finance lease receivables at December 31, 1997 are due in installments of $15,548,000 annually through 2000, $12,589,000 in 2001 and $6,294,000 thereafter.

3. OPERATING LEASES

In December 1994, the Partnership leased an aircraft to Sun Jet International, Inc. under a three-year operating lease which expired in 1997. The aircraft had been jointly owned by the Partnership and USL Capital until October 31, 1996, when USL Capital sold its interest to BALCAP. In September 1997 the aircraft was sold for a gain of $393,000. Operating lease revenues to the Partnership were $170,000 in 1997, and $339,000 in 1996 and 1995.

The operating leases at December 31, 1997 and 1996 are summarized as follows (in thousands):

                                                      1997               1996
                                                    --------           --------
Leased aircraft (at cost)                           $      0           $  4,501
Accumulated depreciation                                   0             (3,411)
Rentals receivable                                         0                  0
                                                    --------           --------
NET INVESTMENT                                      $      0           $  1,090
                                                    ========           ========


There will be no future rentals on operating leases after December 31, 1997, as the Partnership no longer owns any aircraft subject to any operating lease.

4. NOTES RECEIVABLE

At December 1996, the Partnership had outstanding notes receivable of $236,000 from Continental Airlines for certain aircraft modifications pursuant to the restructured lease agreement on the aircraft. Continental disputed payment of the notes after the aircraft were sold, and the notes were written off in 1997.

5. LONG-TERM NOTES PAYABLE

At December 31, 1997 and 1996, the Partnership had outstanding borrowings of $3,589,000 and $8,026,000, respectively, under an 8.75% note payable through September 30, 1998. The note is collateralized by three of the aircraft leased to US Airways, Inc. under a finance lease with no other recourse to the Partnership.

The Partnership has a non-recourse revolving variable interest loan facility which is collateralized by one of the aircraft leased to US Airways, Inc. The Partnership may borrow up to $3,888,000, which amount declines through 1998. At December 31, 1997 and 1996, $1,748,000 and $0 were outstanding, respectively. The Partnership has entered into an interest rate swap agreement, which effectively fixes the interest rate at 7.36% on substantially all the borrowing through November 1998. See Note 6.

In November 1993, the Partnership entered into a non-recourse fixed interest rate loan facility collateralized by the aircraft leased to FedEx. At December 31, 1997 and 1996, $5,589,000 and $6,045,000, respectively, were outstanding under a 7.4% note payable through 2006.

In January 1997, the Partnership entered into a non-recourse fixed rate loan facility collateralized by the aircraft leased to TWA. At December 31, 1997 $8,189,000 was outstanding under a 9.85% note payable through 2002.

In February 1998 the Partnership obtained a $7.5 million three-year revolving loan facility. The loan is collateralized by one aircraft on lease to US Airways, Inc. and is guaranteed by the Partnership. The Partnership intends to use the loan facility for working capital.

Based upon amounts outstanding at December 31, 1997, the minimum future principal payments on all outstanding long-term notes payable are due as follows (in thousands):

             1998                                    $ 6,867
             1999                                      1,675
             2000                                      1,832
             2001                                      2,007
             2002                                      4,005
             Thereafter                                2,729
                                                     -------
             TOTAL                                   $19,115
                                                     =======

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Partnership holds one derivative financial instrument, which is an interest rate swap agreement used to manage the Partnership's interest rate risk. In September 1997, it was determined that this derivative no longer fulfilled the high correlation objective, and the Partnership began accounting for it on a mark-to-market basis. A loss was recognized immediately in the Statement of Income as a component of interest expense. As of December 31, 1997, a loss of $48,000 was recognized.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                      1997              1997
(In thousands)                                   Carrying Amount     Fair Value
                                                 ---------------     ----------
Long-term debt (Note 5)                              $ 19,115         $ 19,026

Long-term debt (Note 5)
 Derivatives relating to debt (Note 6)
   Interest rate swaps-net pay position              $    (48)        $    (48)

                                                      1996             1996
(In thousands)                                   Carrying Amount     Fair Value
                                                 ---------------     ----------
Notes receivable (Note 4)                            $    236        $    244

Long-term debt (Note 5)                              $ 14,071        $ 14,115

Long-term debt (Note 5)
Derivatives relating to debt (Note 6)
   Interest rate swaps-net pay position                   n/a        $    (89)

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

Amounts earned by the General Partner and affiliates for the years ended December 31, 1997, 1996, and 1995, were as follows (in thousands):

                                                 1997         1996         1995
                                                ------       ------       ------
Management fees                                 $  620       $  673       $  718
Disposition and remarketing fees                   123          568           65
Acquisition fees                                    85
Reimbursement of other costs                        79           79           79
Reimbursement of interest costs                      5            6           39
                                                ------       ------       ------
TOTAL                                           $  912       $1,326       $  901
                                                ======       ======       ======

The General Partner was allocated its 1% share of the Partnership net income and cash distributions. Holding and BALCAP, each a limited partner and an affiliate of the General Partner, were also allocated their share of income and cash distributions.

9.    FEDERAL INCOME TAX STATUS

The Partnership is considered a publicly traded Partnership ("PTP") under the Revenue Act of 1987 with special tax status whereby it was not subject to federal income tax. This special tax status was due to expire beginning in 1998. The Partnership was faced with two major alternatives, either convert to a corporate status and be subject to federal corporate income tax, or de-list the units from the NYSE and thus not be subject to any corporate income tax.

In August and October 1997, federal and California tax laws, respectively, were amended to provide that publicly traded Partnerships may elect to continue to be publicly traded and retain their Partnership tax status if they pay a federal tax of 3.5% and state tax of 1% on their annual gross income beginning in January 1998.

After authorization from the unitholders and consideration of a number of factors, including the recent tax law changes and the benefits of liquidity, the board of directors of the General Partner unanimously concluded that it is in the best interest of the unitholders for the Partnership to remain a publicly traded Partnership at this time. Accordingly, in January 1998, the Partnership made an election to pay an annual tax at the Partnership level of 4.5% on its gross income beginning in 1998.

10. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The aircraft on lease to US Airways, Inc. were purchased subject to a tax benefit transfer lease ("TBT") which provided for the transfer of Federal income tax ownership of these aircraft to a tax lessor until 1991. The transfer was accomplished by the sale, for tax purposes only, of the aircraft to the tax lessor for cash and a note and a leaseback of the aircraft for rental payments which equalled the payments on the note. The rental payments resulted in tax deductions and the interest was included in taxable income. In 1991, the TBT lease agreement terminated and the tax attributes transferred under the TBT lease reverted to the Partnership.

The difference between the method of accounting for income tax reporting and the method of accounting used in the accompanying financial statements are as follows (in thousands except per unit amounts):

                                                                     1997         1996         1995
                                                                   --------     --------     --------
Net income per financial statements:                               $  5,482     $  8,652     $  6,822
Increases (decreases) resulting from

     Gain on sale of equipment                                          482          777          109
     Lease rents earned less finance lease income                     6,520        5,627        5,207
Depreciation and amortization                                        (5,557)      (6,242)      (7,949)
                                                                   --------     --------     --------

Income (loss) per income tax method                                   6,927        8,814        4,189
Allocable to General Partner                                            (69)         (88)         (42)
                                                                   --------     --------     --------
TAXABLE INCOME (LOSS) ALLOCABLE TO LIMITED PARTNERS                $  6,858     $  8,726     $  4,147

Taxable income (loss) per limited Partnership unit after
giving effect to taxable income allocable to General
Partner (amount based on a unit owned from October 10, 1986)       $   1.48     $   1.89     $   0.90
Partner's equity per financial statements                          $ 61,089     $ 65,042     $ 71,712
Increases (decreases) resulting from

     Gain on sale of equipment                                          482          777          109
     Lease rents less earned finance lease income                    40,420       33,900       28,273
     Deferred underwriting discounts and commissions
     and organization costs                                           5,351        5,351        5,351

Accumulated depreciation and amortization                           (56,779)     (51,222)     (45,089)
TBT interest income less TBT rental expense                         (54,030)     (54,030)     (54,030)
                                                                   --------     --------     --------
PARTNERS' EQUITY PER INCOME TAX METHOD                             $ (3,467)    $   (182)    $  6,326

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands, except per unit amounts):

1997                                                      MARCH 31             JUNE 30             SEPT. 30                DEC. 31
----                                                      --------             -------             --------                -------
Total Revenues                                              $2,358              $2,354               $2,679                 $2,212
Net Income                                                  $1,167              $1,341               $1,630                 $1,344
Net Income Per Limited Partnership Unit                     $ 0.25              $ 0.28               $ 0.35                 $ 0.29
Unit Trading Data:
Unit Prices (high-low) on NYSE                      $17 5/8 - $ 10   $12 1/2 - $10 1/4   12 1/16 - $9 15/16    $13 11/16 - $ 11 1/4
Unit Trading Volumes on NYSE                                 1,104                 757                  993                    855

1996                                                      MARCH 31             JUNE 30             SEPT. 30                DEC. 31
----                                                      --------             -------             --------                -------
Total Revenues                                              $3,431              $2,717               $2,598                 $4,502
Net Income                                                  $2,171              $1,588               $1,532                 $3,361
Net Income Per Limited Partnership Unit                     $ 0.46              $ 0.34               $ 0.33                 $ 0.72
Unit Trading Data:
Unit Prices (high-low) on NYSE                       $18 7/8 - $17         $18 1/4-$15    $16 3/4 - $13 1/4      $16 3/8 - $14 5/8
Unit Trading Volumes on NYSE                                   257                 557                  461                    298

                                INDEX TO EXHIBITS

Exhibit No.      Description
-----------      -----------
   27.           Financial Data Schedule.