Form 10-Q
period 1998-03-31
AIRLEASE LTD
filed 1998-05-01
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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







                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

             Item 1.     Financial Statements

                         Balance Sheets --
                           March 31, 1998 and December 31, 1997............3

                         Statements of Income --
                           Three months ended March 31, 1998 and 1997......4

                         Condensed Statements of Cash Flows
                           Three months ended March 31, 1998 and 1997......5

                         Notes to Condensed Financial Statements...........6

             Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.....7

Part II - Other Information:

             Item 6.     Exhibits and Reports on Form 8-K..................9
                         Signatures.......................................10

                         PART I - FINANCIAL INFORMATION

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                ===============================================


                                 BALANCE SHEETS

                                                 March 31,
                                                    1998            December 31,
(In thousands except unit data)                 (Unaudited)             1997
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                          $    51               $     1
Finance leases - net                                81,001                82,590
Operating leases - net                                   0                     0
Prepaid expenses and other assets                      334                   268
                                                    ------              --------

          Total assets                             $81,386               $82,859
                                                   =======               =======

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                   $  1,915              $ 2,102
Accounts payable and accrued liabilities                462                  553
Income Taxes Payable                                    160                    0
Long-term notes payable                              18,379               19,115
                                                    -------               ------

          Total liabilities                          20,916               21,770
                                                     ======               ======

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)       59,864               60,478
General partner                                         605                  611
                                                    -------              -------

          Total partners' equity                     60,469               61,089
                                                    -------              -------

          Total liabilities and partners' equity    $81,386              $82,859
                                                    =======              =======




-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                              STATEMENTS OF INCOME

                                                            Three Months Ended
(Unaudited; in thousands                                        March 31,
except per unit amounts)                                 1998               1997
--------------------------------------------------------------------------------

REVENUES

Finance lease income                                   $2,170             $2,263
Operating lease rentals                                     0                 85
Other income                                                0                 10
                                                       ------             ------

          Total revenues                                2,170              2,358
                                                       ------             ------

EXPENSES

Interest                                                  460                472
Depreciation - operating leases                             0                 71
Provision for doubtful accounts                             0                228
Management fee - general partner                          165                176
Investor reporting                                         52                201
General and administrative                                 37                 43
                                                       ------             ------

          Total expenses                                  714              1,191
                                                       ------             ------

Income before Income Taxes                              1,456              1,167

Provision for Income Taxes                                160                  0
                                                       ------             ------

Net Income and Comprehensive Income                    $1,296             $1,167
                                                       ======             ======

Net Income Allocated To:

General Partner                                        $   13             $   12
                                                       ======             ======

Limited Partners                                       $1,283             $1,155
                                                       ======             ======

Net Income Per Limited
          Partnership Unit                             $ 0.28             $ 0.25
                                                       ======             ======




-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                            STATEMENTS OF CASH FLOWS


                                                      For the Three Months Ended
                                                                 March 31,
(Unaudited; in thousands)                                1998               1997
--------------------------------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES             $ 1,299            $ 1,660
                                                     --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES

Aircraft equipment purchase                                0             (5,753)
Decrease in notes receivable                               0                  8
Rental receipts in excess of earned finance
   lease income                                        1,589                996
                                                     --------           --------

  Net cash (used in) provided by investing
     activities                                        1,589             (4,749)
                                                     --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing under lines of credit, net                     770              1,405
Proceeds from issuance of long-term debt                   0              9,000
Repayment of long-term debt                           (1,506)            (1,169)
Distributions paid to partners                        (2,102)            (5,045)
                                                     --------           --------

Net cash (used in) provided by financing
   activities                                         (2,838)             4,191
                                                     --------           --------

Increase in cash                                          50              1,102
Cash at beginning of period                                1                580
                                                     --------           --------
  Cash at end of period                              $    51            $  1,682
                                                     ========           ========

ADDITIONAL INFORMATION

Interest paid                                        $   419            $   234
                                                     ========           ========




-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership, necessary to a fair statement of the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1997, balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 1997, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 1997.

2.   NET INCOME PER LIMITED PARTNERSHIP UNIT
     ---------------------------------------

     Net Income Per Limited Partnership Unit is computed by dividing the net income allocated to the Limited Partners by the weighted average units outstanding (4,625,000).

3.   INCOME TAXES
     ------------

     In January 1998, the Partnership made an election to pay an annual combined federal and state tax at the Partnership level of 4.5% tax on its gross income beginning January 1, 1998. The election was made in order to avoid a limitation on the public trading of the Partnership's units. For the quarter ended March 31, 1998, the Partnership recorded a provision for income taxes of $160,000. This amount represents 4.5% of the first-quarter lease rental payments of $3,559,000.

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The Partnership presently has five long-term debt facilities. At March 31, 1998, the following amounts were outstanding: $2.4 million on an 8.75% non-recourse note collateralized by three aircraft leased to USAir-ways (formerly USAir); $5.6 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $7.9 million on a 9.85% non-recourse note collateralized by one aircraft on lease to Trans World Airlines; $2.2 million under a non-recourse long-term revolving declining variable interest loan facility collateralized by a fourth aircraft leased to USAirways. Approximately $1.2 million remains available under this revolving loan facility. In February 1998, the Partnership obtained a $7.5 million three-year, floating rate, revolving loan facility. This loan is collatreralized by a fifth aircraft leased to USAirways, and is guaranteed by the Partnership. At March 31, 1998, $0.3 million was drawn on this revolving loan facility, and $7.1 million remained available.

Long-term borrowing at March 31, 1998 represented 15% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first three months of 1998 were $0.45 per limited partnership unit representing the regular fourth quarter 1997 cash distribution.

In March the Partnership declared a first quarter 1998 cash distribution of $0.41 per unit totaling $1,915,000 payable on May 15, 1998 to unitholders of record on March 31, 1998. Since this distribution was in excess of earnings, Partnership equity declined to $60.5 million at March 31, 1998, and limited partner equity per unit declined to $12.94. The portion of the distribution in excess of net income constitutes a return of capital. The 1997 first quarter cash distribution was $0.45 per unit.

Results of Operations
---------------------

Net income for the first quarter ended March 31, 1998 was $1,296,000, an increase of $129,000 or 11% from the comparable 1997 three-month period. Higher earnings result from a slight decline in revenue, which was more than offset by a reduction in expenses.

Revenues for the quarter were $2,170,000, a decrease of $188,000 or 8% from last year's first quarter revenues of $2,358,000. The revenue reduction is primarily due to the scheduled decline in finance lease income in 1998 as the balances due from the lessees declined. Additionally, no operating lease rental income was earned in 1998, whereas $85,000 was earned in the first quarter of 1997. In September 1997, the Partnership sold the aircraft which was subject to an operating lease.

Expenses for the 1998 first quarter were $714,000, compared with last year's first quarter expenses of $1,191,000. In the first quarter of 1997, the Partnership incurred higher investor reporting expenses in connection with the solicitation of unitholder consents and depreciation expense related to an aircraft which was sold later in 1997, and recorded a provision for doubtful accounts. No similar expenses were incurred in 1998.

A provision for income taxes of $160,000 relating to the newly imposed federal and state tax on gross income at the partnership level was recorded in the first quarter of 1998.

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



                                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP



                                 By:  Airlease Management Services, Inc.
                                      General Partner




May 1, 1998                      By:  /s/ David B. Gebler
-----------                           -------------------------------------
Date                                  David B. Gebler
                                      Chairman, Chief Executive Officer and
                                      President





May 1, 1998                      By:  /s/ Richard C. Walter
-----------                           -------------------------------------
Date                                  Richard C. Walter
                                      Chief Financial Officer