Form 10-Q
period 1998-06-30
AIRLEASE LTD
filed 1998-07-28
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                          Commission file number 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          94-3008908
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


555 California Street, 4th floor, San Francisco, CA                      94104
---------------------------------------------------                   ----------
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







                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

             Item 1.     Financial Statements

                         Balance Sheets --
                           June 30, 1998 and December 31, 1997.............3

                         Statements of Income --
                           Three and six months ended June 30,
                              1998 and 1997................................4

                         Condensed Statements of Cash Flows
                           Six months ended June 30, 1998 and 1997.........5

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

Part II - Other Information:

             Item 6.     Exhibits and Reports on Form 8-K..................9
                         Signatures.......................................10

                         PART I - FINANCIAL INFORMATION

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                ===============================================


                                 BALANCE SHEETS

                                                  June 30,
                                                    1998            December 31,
(In thousands except unit data)                 (Unaudited)             1997
--------------------------------------------------------------------------------

ASSETS

Cash                                               $    17               $     1
Finance leases - net                                79,109                82,590
Operating leases - net                                   0                     0
Prepaid expenses and other assets                      332                   268
                                                    ------              --------

          Total assets                             $79,458               $82,859
                                                   =======               =======

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                   $  1,915              $ 2,102
Accounts payable and accrued liabilities                372                  553
Taxes Payable                                           350                    0
Long-term notes payable                              17,077               19,115
                                                    -------               ------

          Total liabilities                          19,714               21,770
                                                     ======               ======

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)       59,147               60,478
General partner                                         597                  611
                                                    -------              -------

          Total partners' equity                     59,744               61,089
                                                    -------              -------

          Total liabilities and partners' equity    $79,458              $82,859
                                                    =======              =======




-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                              STATEMENTS OF INCOME

                                  Three Months Ended           Six Months Ended
(Unaudited; in thousands               June 30,                    June 30,
except per unit amounts)           1998         1997          1998          1997
--------------------------------------------------------------------------------

REVENUES

Finance lease income             $2,122       $2,296        $4,292        $4,559
Operating lease rentals               0           56             0           141
Other income                          0            2             0            12
                                 ------       ------        ------        ------

          Total revenues          2,122        2,354         4,292         4,712
                                 ------       ------        ------        ------

EXPENSES

Interest                            451          534           911         1,006
Depreciation - operating leases       0          111             0           182
Allowance for doubtful accounts       0            0             0           228
Management fee - general partner    163          159           328           335
Investor reporting                   72          200           124           401
General and administrative           56            9            93            52
                                 ------       ------        ------        ------

          Total expenses            742        1,013         1,456         2,204
                                 ------       ------        ------        ------

Income before Taxes               1,380        1,341         2,836         2,508

Provision for Taxes                 190            0           350             0
                                 ------       ------        ------        ------

Net Income                       $1,190       $1,341        $2,486        $2,508
                                 ======       ======        ======        ======

Net Income Allocated To:

General Partner                  $   12       $   13        $   25        $   25
                                 ======       ======        ======        ======

Limited Partners                 $1,178       $1,328        $2,461        $2,483
                                 ======       ======        ======        ======

Net Income Per Limited
          Partnership Unit       $ 0.25       $ 0.29        $ 0.53        $ 0.54
                                 ======       ======        ======        ======




-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                            STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                                June 30,
(Unaudited; in thousands)                                1998              1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                            $ 2,486           $ 2,508
                                                     --------           --------
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Operating lease depreciation                              0               182
  Increase/(Decrease) in accounts payable                (196)              (33)
  Increase/(Decrease) in taxes payable                    350                 0
  Decrease/(Increase) in prepaid expenses                 (50)              (76)
    and other assets
  Provision for doubtful accounts                           0               228
                                                     --------           --------
      Net cash provided by operating activities         2,590             2,809
                                                     --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

Aircraft equipment purchase                                 0            (5,753)
Proceeds from sale of equipment                             0                 0
(Increase) decrease in notes receivable                     0                 8
Rental receipts in excess of earned finance
  lease income                                          3,481             2,914
                                                     --------           --------

  Net cash provided (used) by investing
     activities                                         3,481            (2,831)
                                                     --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing/(repayment) under lines of credit, net       1,077                312
Proceeds from issuance of long-term notes payable          0              9,000
Repayment of long-term notes payable                  (3,115)            (2,723)
Distributions paid to partners                        (4,017)            (7,147)
                                                     --------           --------

Net cash used by financing activities                 (6,055)              (558)
                                                     --------           --------

Increase (decrease) in cash                               16               (580)
Cash at beginning of period                                1                580
                                                     --------           --------
  Cash at end of period                              $    17            $     0
                                                     ========           ========

ADDITIONAL INFORMATION

Interest paid                                        $   911            $   905
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

3.   INCOME TAXES
     ------------

     In January 1998, the Partnership made an election to pay an annual combined federal and state tax at the Partnership level of 4.5% tax on its gross income beginning January 1, 1998. The election was made in order to avoid a limitation on the public trading of the Partnership's units. For the first six months ended June 30, 1998, the Partnership recorded a provision for income taxes of $350,000.

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The Partnership presently has five long-term debt facilities. At June 30, 1998, the following amounts were outstanding: $1.2 million on an 8.75% non-recourse note collateralized by three aircraft leased to USAirways (formerly USAir); $5.3 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $7.7 million on a 9.85% non-recourse note collateralized by one aircraft on lease to Trans World Airlines; $2.8 million on a long-term variable rate revolving loan facility collateralized by a fourth aircraft on lease to USAirways and is guaranteed by the Partnership; and no funds were drawn on a non-recourse long-term revolving declining variable interest loan facility collateralized by a fifth aircraft leased to USAirways. At June 30, 1998 approximately $7.0 million remains available under the two revolving loan facilities.

Long-term borrowing at June 30, 1998 represented 14% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first six months of 1998 were $0.86 per limited partnership unit representing the regular fourth quarter 1997 cash distribution of $0.45 per unit and the regular first quarter 1998 cash distribution of $0.41 per unit.

In June the Partnership declared a second quarter 1998 cash distribution of $0.41 per unit totaling $1,915,000 payable on August 14, 1998 to unitholders of record on June 30, 1998. Since this distribution was in excess of earnings, Partnership equity declined to $59.7 million at June 30, 1998, and limited partner equity per unit declined to $12.79. The portion of the distribution in excess of net income constitutes a return of capital. The 1997 second quarter cash distribution was $0.45 per unit.

Results of Operations
---------------------

Net income for the second quarter ended June 30, 1998 was $1,190,000, a decrease of $151,000 or 11% from 1997 second quarter earnings of $1,341,000. Second-quarter revenues were $2,122,000, compared with last year's second quarter revenues of $2,354,000.

Net Income for the first six-months of 1998 was $2,486,000, compared with the six-month period ended June 30, 1997 earnings of $2,508,000. Revenues for the first half of 1998 were $4,292,000, compared with revenues of $4,712,000 for the first half of 1997.

The revenue reduction for the second quarter and the first half of 1998 is primarily due to the scheduled decline in finance lease income as the balances due from the lessees decline. In addition, no operating lease rental income was earned in 1998, whereas $141,000 was earned in the first half of 1997. In September 1997, the partnership sold the aircraft that was subject to an operating lease.

Expenses for the second quarter and the first six months of 1998 were lower than expenses in the comparable periods of 1997. In the second quarter and first half of 1997, the partnership incurred investor reporting expenses in connection with the solicitation of unitholder consents and depreciation expense related to an aircraft that was sold later in 1997. Expenses for the first half of 1997 also included a provision for doubtful accounts. No similar expenses were incurred in 1998.

A provision for taxes of $350,000 relating to the newly imposed federal and state tax on gross income at the partnership level was recorded in the first six months of 1998. No such tax was applicable in 1997.

Portfolio Matters
-----------------

As of June 30, 1998 the partnership's portfolio consisted entirely of Stage III aircraft; six are MD 82s and one is a 727-200 FH. The aircraft are leased to USAirways, TWA and FedEx.

                           PART II. OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a) Exhibits
               27.  Financial Data Schedule

           (b) Reports on Form 8-K.
               A Report on Form 8-K was filed on July 7, 1998, and reported information required by form 4, Changes in the Registrant's Certifying Accountants.

                                   SIGNATURES
                                   ==========



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP



                                 By:  Airlease Management Services, Inc.
                                      General Partner




July 28, 1998                    By:  /s/ DAVID B. GEBLER
-------------                         -------------------------------------
Date                                  David B. Gebler
                                      Chairman, Chief Executive Officer and
                                      President





July 28, 1998                    By:  /s/ RICHARD C. WALTER
-------------                         -------------------------------------
Date                                  Richard C. Walter
                                      Chief Financial Officer