Form 10-Q
period 1998-09-30
AIRLEASE LTD
filed 1998-11-03
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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







                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

         Item 1.  Financial Statements

                  Balance Sheets --
                  September 30, 1998 and December 31, 1997..................3

                  Statements of Income --
                  Three and nine months ended September 30, 1998
                     and 1997...............................................4

                  Statements of Cash Flows
                  Nine months ended September 30, 1998 and 1997.............5

                  Notes to Financial Statements.............................6

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

Part II - Other Information:

         Item 6.  Exhibits and Reports on Form 8-K..........................9
                  Signatures...............................................10

                         PART I - FINANCIAL INFORMATION

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                ===============================================

                                 BALANCE SHEETS


                                             September 30,
                                                1998                December 31,
(In thousands except unit data)               (Unaudited)               1997
--------------------------------------------------------------------------------

ASSETS

Cash                                              $    12                $     1
Finance leases - net                               77,628                 82,590
Operating leases - net                                  0                      0
Prepaid expenses and other assets                     307                    268
                                                  -------                -------

          Total assets                            $77,947                $82,859
                                                  =======                =======

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                  $ 1,915                $ 2,102
Accounts payable and accrued liabilities              522                    553
Taxes Payable                                         510                      0
Long-term notes payable                            15,967                 19,115
                                                  -------                -------

          Total liabilities                        18,914                 21,770
                                                  -------                -------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)    58,443                  60,478
General partner                                      590                     611
                                                 -------                 -------

          Total partners' equity                  59,033                  61,089
                                                 -------                 -------

          Total liabilities and partners' equity $77,947                 $82,859
                                                 =======                 =======



-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                              STATEMENTS OF INCOME


                                    Three Months Ended         Nine Months Ended
(Unaudited; in thousands              September 30,              September 30,
except per unit amounts)            1998          1997         1998         1997
--------------------------------------------------------------------------------

REVENUES

Finance lease income              $2,079        $2,257       $6,371       $6,816
Operating lease rentals                0            29            0          170
Gain on sale of equipment              0           393            0          393
Other income                           0             0            0           12
                                  ------        ------       ------       ------

          Total revenues           2,079         2,679        6,371        7,391
                                  ------        ------       ------       ------

EXPENSES

Interest                             424           553        1,335        1,559
Depreciation - operating leases        0            91            0          273
Allowance for doubtful accounts        0             0            0          228
Management fee - general partner     162           179          490          514
Investor reporting                    72           201          196          602
General and administrative            56            25          149           77
                                  ------        ------       ------       ------

          Total expenses             714         1,049        2,170        3,253
                                  ------        ------       ------       ------

Income before Taxes                1,365         1,630        4,201        4,138

Provision for Taxes                  160             0          510            0
                                  ------        ------       ------       ------

Net Income                        $1,205        $1,630       $3,691       $4,138
                                  ======        ======       ======       ======

Net Income Allocated To:

General Partner                   $   12        $   16       $   37       $   41
                                  ======        ======       ======       ======

Limited Partners                  $1,193        $1,614       $3,654       $4,097
                                  ======        ======       ======       ======

Net Income Per Limited
   Partnership Unit               $ 0.26        $ 0.35       $ 0.79       $ 0.89
                                  ======        ======       ======       ======



-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                            STATEMENTS OF CASH FLOWS


                                                               Nine Months Ended
                                                                  September 30,
(Unaudited; in thousands)                                      1998         1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                  $ 3,691     $ 4,138
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Operating lease depreciation                                0         273
      Increase/(Decrease) in accounts payable and accrued
         liabilities                                            (31)       (442)
      Increase/(Decrease) in taxes payable                      510           0
      Decrease/(Increase) in prepaid expenses and other
         assets                                                 (39)       (602)
      Gain on sale of equipment                                   0        (393)
      Provision for doubtful accounts                             0         228
                                                            -------      -------
         Net cash provided by operating activities            4,131       3,202
                                                            -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES

Aircraft equipment purchase                                       0      (5,753)
Proceeds from sale of equipment                                   0       1,182
(Increase) decrease in notes receivable                           0           8
Rental receipts in excess of earned finance lease income      4,962       4,217
                                                            -------      -------

Net cash provided (used) by investing activities              4,962        (346)
                                                            -------      -------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings under lines of credit, net                         1,452         896
Proceeds from issuance of long-term notes payable                 0       9,000
Repayment of long-term notes payable                         (4,601)     (4,083)
Distributions paid to partners                               (5,933)     (9,249)
                                                             -------     -------

Net cash used by financing activities                        (9,082)     (3,436)
                                                             -------     -------

Increase (decrease) in cash                                      11        (580)
Cash at beginning of period                                       1         580
                                                             -------     -------

  Cash at end of period                                     $    12        $   0
                                                            =======      =======


ADDITIONAL INFORMATION

Interest paid                                               $ 1,227     $  1,282
                                                            =======     =======



-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                          NOTES TO FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     BASIS OF PRESENTATION - The accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership's management, necessary for a fair presentation of the financial position and results of operations for the presented periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1997 balance sheet included herein is from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 1997. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 1997.

2.   NET INCOME PER LIMITED PARTNERSHIP UNIT
     ---------------------------------------

     Net Income Per Limited Partnership Unit is computed by dividing the net income allocated to the Limited Partners by the weighted average units outstanding (4,625,000).

3.   INCOME TAXES
     ------------

     In January 1998, the Partnership made an election to pay an annual combined federal and state tax at the Partnership level of 4.5% tax on its gross income beginning January 1, 1998. The election was made in order to avoid a limitation on the public trading of the Partnership's units. For the three and nine months ended September 30, 1998, the Partnership recorded provisions for income taxes of $160,000 and $510,000 respectively.

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The Partnership presently has four long-term debt facilities. At September 30, 1998, the following amounts were outstanding: $5.3 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $7.4 million on a 9.85% non-recourse note collateralized by one aircraft on lease to Trans World Airlines; and a $3.2 million on a long-term variable rate revolving loan facility guaranteed by the Partnership and collateralized by one aircraft on lease to USAirways. As of September 30, 1998 no funds were drawn on a non-recourse long-term revolving declining variable rate loan facility collateralized by a second aircraft leased to USAirways. At September 30, 1998 approximately $5.6 million remains available under the two revolving loan facilities.

Long-term borrowings at September 30, 1998 represented 13 % of the original cost of the aircraft presently owned by the partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first nine months of 1998 were $1.27 per limited partnership unit representing the regular fourth quarter 1997 cash distribution of $0.45 per unit and the regular first and second quarters 1998 cash distributions of $0.41 per unit each.

In September 1998, the Partnership declared a third quarter 1998 cash distribution of $0.41 per unit totaling $1,915,000 payable on November 13, 1998 to unitholders of record on September 30, 1998. Since this distribution was in excess of earnings, Partnership equity declined to $59.0 million at September 30, 1998, and limited partner equity per unit declined to $12.64. The portion of the distribution in excess of net income constitutes a return of capital. The 1997 third quarter cash distribution was $0.45 per unit.

Results of Operations
---------------------

Net income for the third quarter ended September 30, 1998 was $1,205,000, a decrease of $425,000 or 26% from 1997 third quarter earnings of $1,630,000. Third-quarter revenues were $2,079,000, compared with last year's third quarter revenues of $2,679,000.

Net Income for the first nine months of 1998 was $3,691,000, compared with the nine-month period ended September 30, 1997 earnings of $4,138,000. The $447,000 decline in earnings coincides with the $510,000 tax provision recorded in 1998 pursuant to the newly imposed federal and state gross income tax. Revenues for the first nine months of 1998 were $6,371,000, versus revenues of $7,391,000 for the comparable period of 1997.

The revenue reduction in the first nine-months of 1998 is primarily due to the scheduled decline in finance lease income as the balances due from the lessees declined. In addition, no operating lease rental income was earned in 1998, whereas $170,000 was earned in the first nine months of 1997. In September 1997, the partnership sold the aircraft that was subject to an operating lease.

Expenses for the first nine months of 1998 were $2,170,000 or $1,083,000 lower than expenses for the first nine months of 1997 of $3,253,000. In the first nine months of 1997, the partnership incurred investor reporting expenses in connection with the solicitation of unitholder consents and depreciation expense related to the aircraft that was sold in September 1997. Expenses for the first nine months of 1997 also included a provision for doubtful accounts. No similar expenses were incurred in 1998.

Portfolio Matters
-----------------

As of September 30, 1998 the partnership's portfolio consisted entirely of Stage III aircraft; six are MD 82s and one is a 727-200 FH. The aircraft are leased to USAirways, TWA and FedEx.

Year 2000 Readiness
-------------------

The general partner has reviewed the impact of the Year 2000 issue on the partnership. This issue results from computer programs using two, rather than four, digits to define a year, thus the programs do not recognize a year that begins with "20" rather than the familiar"19." If not corrected, many computer applications could fail or create erroneous results. Because the partnership's operations consist primarily of collecting periodic lease payments on a limited number of leases and making periodic debt payments and distributions to its partners, the general partner believes that the partnership's exposure to the Year 2000 problem is limited to the software programs and services it obtains from suppliers and vendors. The general partner has surveyed its vendors and has been advised that the programs either are Year 2000 compliant or will be so compliant prior to December 31, 1999.

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



                                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 By:  Airlease Management Services, Inc.
                                      General Partner



November 2, 1998                 By:  /s/ DAVID B. GEBLER
----------------                      ---------------------
Date                                  David B. Gebler
                                      Chairman, Chief Executive Officer
                                      and President




November 2, 1998                 By:  /s/ RICHARD C. WALTER
----------------                      ---------------------
Date                                  Richard C. Walter
                                      Chief Financial Officer