Form 10-K
period 1998-12-31
AIRLEASE LTD
filed 1999-03-19
CIK 799033

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                           Commission File No. 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                   94-3008908
  -----------------------               ------------------------------------
  (State of Organization)               (I.R.S. Employer Identification No.)

          555 California Street, Fourth Floor, San Francisco, CA   94104
          ------------------------------------------------------   -----
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

        Aggregate market value of Depositary Units, held by non-affiliates of the registrant as of the close of business at March 12, 1999 was $44,504,213.00.

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
                                     PART I
ITEM 1.       BUSINESS.........................................................  3

ITEM 2.       PROPERTIES....................................................... 14

ITEM 3.       LEGAL PROCEEDINGS................................................ 14

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 14

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.......................................................... 15

ITEM 6.       SELECTED FINANCIAL DATA.......................................... 18

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS............................................ 19

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK...................................................... 23

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 24

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE............................................. 24

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 24

ITEM 11.      EXECUTIVE COMPENSATION........................................... 26

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 26

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 27

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
              FORM 8-K......................................................... 28

SIGNATURES..................................................................... 31

INDEX TO EXHIBITS.............................................................. A-14

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                                    FORM 10-K


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                     PART I

ITEM 1. BUSINESS

GENERAL

        Airlease Ltd., A California Limited Partnership (the "Partnership" or "Airlease"), was formed in 1986. The General Partner of the Partnership (the "General Partner") is Airlease Management Services, Inc., a Delaware corporation. Until October 31, 1996 the General Partner was a wholly owned subsidiary of USL Capital Corporation ("USL Capital"), which in turn was an indirect subsidiary of Ford Motor Company. On October 31, 1996, BA Leasing & Capital Corporation, a California corporation ("BALCAP") purchased the stock of the General Partner from USL Capital and now the General Partner is a wholly owned subsidiary of BALCAP and USL Capital no longer has any affiliation with the Partnership. BALCAP is a wholly owned indirect subsidiary of BankAmerica Corporation. A total of 4,625,000 Depository Units representing limited Partnership interests ("Units") in the partnership are outstanding, of which 3,600,000 are held by the public and 1,025,000 are owned by BALCAP and its subsidiaries.

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

        The following table describes the Partnership's aircraft portfolio at December 31, 1998:

               Number &                                       Current          Purchase
             type; year        Ownership    Acquired by        lease             price          Type of          Noise
Lessee       of Delivery       Interest     Partnership      expiration      (in millions)       lease       compliance(1)
------       -----------       --------     -----------      ----------      -------------      -------      -------------
USAirways     5 MD-82            100%          1986             2001            $91.0            Direct       Stage III
              1981 (2)                                                                          finance

FedEx        1 727-200FH         100%          1987             2006            $18.5(3)         Direct       Stage III
                1979                                                                            finance

TWA           1 MD-82            100%(5)       1988(5)          2002            $15.8(4)         Direct       Stage III
                1984                                                                            finance

(1) See "Government Regulations-Aircraft Noise" below, for a description of laws and regulations governing aircraft noise.

(2) The investment tax credits and the accelerated depreciation originally available upon delivery of the aircraft on lease to USAirways, Inc. (formerly USAir, Inc.) ("USAirways") were sold in 1981 pursuant to a tax benefit transfer lease, which terminated November, 1991. See Note 9 of Notes to Financial Statements.

(3) The purchase price includes $6.9 million of conversion costs for the upgrade of the aircraft from a Stage II passenger to a Stage III freighter aircraft.

(4) The Partnership originally acquired a 50% interest in this aircraft in 1988 for a purchase price of $10.1 million. On January 31, 1997 the Partnership purchased the remaining 50% interest from USL Capital for a purchase price of $5.7 million.


        At December 31, 1998, the book value of aircraft by lessee as a percent of total assets was as follows: US Airways, 71.9%; FedEx, 12.8%; and TWA, 14.8%. Revenues by lessee as a percentage of total revenue for 1998 and 1997, respectively, were as follows: US Airways, 77.4% and 73.5%; TWA, 17.0% and 15.2%; FedEx, 5.6% and 5.3%.

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

        As previously reported to Unitholders, the Partnership's access to capital is limited. Since all Cash Available from Operations, as defined in the Limited Partnership Agreement, is distributed, there is no build up of equity capital, and acquisitions must be funded from proceeds available when aircraft are sold or from debt. Access to debt is limited because most of the Partnership's aircraft are being used to collateralize existing borrowings. In general, the Partnership's pricing is uncompetitive for new acquisitions because of its limited sources and high cost of capital.

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

        On October 22, 1994, the President signed the Bankruptcy Reform Act of 1994 (the "Reform Act"). The Reform Act made several changes to Section 1110, such that it now protects all transactions involving qualifying equipment, whether the transaction is a lease, conditional sale, purchase money financing or customary refinancing. For equipment first placed in service on or prior to the date of enactment, the requirement that the lender provide purchase money financing continues to apply, but there is a "safe harbor" definition for leases, so that Section 1110 benefits will be available to the lessor without regard to whether or not the lease is ultimately determined to be a "true" lease. This safe harbor is not the exclusive test so that other leases which do not qualify under the safe harbor, but which are true leases, will continue to be covered as leases by Section 1110. The Partnership may not be entitled to the benefits of Section 1110 upon insolvency of a lessee airline under all of its leases.

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

AIRCRAFT REMARKETING

        On termination of a lease and return of the aircraft to the Partnership, the Partnership must remarket the aircraft to realize its full investment. Under the Amended and Restated Agreement of Limited Partnership, as amended ("Limited Partnership Agreement"), the remarketing of aircraft may be through a lease or sale. The terms and conditions of any such lease would be determined at the time of the re-lease, and it is possible (although not anticipated at this time) that the lease may not be a net lease. The General Partner will evaluate the risks associated with leases which are not net leases prior to entering into any such lease. The General Partner has not established any standards for lessees to which it will lease aircraft and, as a result, there is no investment restriction prohibiting the Partnership from doing business with any lessee, including "start-up" airlines. However, the General Partner will analyze the credit of a potential lessee and evaluate the aircraft's potential value prior to entering into any lease.

DISPOSITION OF AIRCRAFT

        The Partnership's original intent was to dispose of all its aircraft by the year 2011, subject to prevailing market conditions and other factors. However, in 1997 unitholders authorized the General Partner not to make new investments, to sell aircraft when attractive opportunities arise, to distribute the proceeds and to liquidate the Partnership when all assets are sold. See "Principal Investment Objectives."

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

BORROWING POLICIES

        Under the Limited Partnership Agreement, the Partnership may borrow funds or assume financing in an aggregate amount equal to less than 50% of the higher of the cost or fair market value at the time of the borrowing of all aircraft owned by the Partnership. The Partnership may exceed such 50% limit for short-term borrowing so long as the General Partner uses its best efforts to comply with such 50% limit within 120 days from the date such indebtedness is incurred or if the borrowed funds are necessary to prevent foreclosure on any Partnership asset. There is no limitation on the amount of such short-term indebtedness. The General Partner is authorized to borrow for working capital purposes and to make distributions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and Note 4- of Notes to Financial Statements.

MANAGEMENT OF AIRCRAFT PORTFOLIO

        Aircraft management services are provided by the General Partner and its affiliates. The fees and expenses for these services are reviewed annually and are subject to approval by the Audit Committee of the Partnership. See Note 7 of Notes to Financial Statements.

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

        In January 1999 the FAA issued an airworthiness directive setting payload weight limitations on the Boeing 727 aircraft which were converted from passenger to freight configuration. The directive requires extensive structural modifications to strengthen the aircraft's floor, if the aircraft is to continue to operate under the existing payload limits. If these modifications are not performed, the directive sets substantially reduced payload limits. This airworthiness directive applies to the aircraft on lease to FedEx. Under the lease covering this aircraft, FedEx is required to take the steps necessary to comply with airworthiness directives imposed during the lease term. However, airworthiness directives may affect the residual value of the aircraft or FedEx's decision to exercise fair market value renewal options under the lease.


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


        See "Aircraft Portfolio" above, for a description of the Partnership's aircraft portfolio. At December 31, 1998, all of the aircraft in the Partnership's portfolio were Stage III aircraft

ACQUISITION OF ADDITIONAL AIRCRAFT

        In 1997 unitholders authorized the General Partner to decide not to make new aircraft investments, to sell aircraft when attractive opportunities arise, to distribute the proceeds and to liquidate the Partnership when all assets are sold. See "Principal Investment Objectives" above.

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

FEDERAL INCOME TAXATION

The Partnership is considered a publicly traded Partnership ("PTP") under the Revenue Act of 1987 with a special tax status, whereby it has not been subject to federal income taxation. This special tax status was scheduled to expire at the beginning of 1998. However, during 1997 federal and California tax laws were amended to provide that publicly traded Partnerships may elect to continue to be publicly traded and retain their Partnership tax status if they pay a federal tax of 3.5% and state tax of 1% on their annual gross income beginning in January 1998. The Partnership made an election to pay this tax beginning in 1998.

ITEM 2. PROPERTIES

        The Partnership does not own any real property, and shares office space in the offices of BALCAP and its affiliates.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

UNITS OUTSTANDING

        The Units are traded on the New York Stock Exchange under the symbol FLY. As of March 9, 1999, there were 1,104 holders of record of Units.

MARKET PRICE

        The following chart sets forth the high and low closing prices on the New York Stock Exchange and the trading volume for each of the quarters in the years ended December 31, 1997 and 1998.

                                 Trading Volume
Quarter Ended                    (in thousands)            Unit Prices (high-low)
-------------                    --------------            ----------------------
March 31, 1997                       1,104                  $17 5/8   - $10
June 30, 1997                         757                   $12 1/2   - $10  1/4
September 30, 1997                    993                   $12 1/16  - $ 9 15/16
December 31, 1997                     855                   $13 11/16 - $11  1/4

March 31, 1998                        343                   $14 1/2   - $12  5/8
June 30, 1998                         303                   $14       - $12  1/2
September 30, 1998                    302                   $13 7/16  - $12  1/2
December 31, 1998                     281                   $13 3/8   - $12  3/8

DISTRIBUTIONS TO UNITHOLDERS

        CASH DISTRIBUTIONS

        The Partnership makes quarterly cash distributions to Unitholders which are based on Cash Available from Operations (as defined in the Limited Partnership Agreement) and are partially tax sheltered. Form time to time the Partnership also has made cash distributions from cash available from Sale or Refinancing (as defined in the Limited Partnership Agreement.) Information on the tax status of such payments, which is necessary in the preparation of individual tax returns, is prepared and mailed to Unitholders as quickly as practical after the close of each year. The size of the Partnership's portfolio and future aircraft sales will affect distributions.

        Distributions declared during 1997 and 1998 were as follows:

        Record Date                      Payment Date                        Per Unit
        -----------                      ------------                        --------
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

        March 31, 1998                   May 15, 1998                        41 cents
        June 30, 1998                    August 14, 1998                     41 cents
        September 30, 1998               November 13, 1998                   41 cents
        December 31, 1998                February 15, 1999                   41 cents

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

        CASH AVAILABLE FROM SALE OR REFINANCING

        The Partnership's original intent was that Cash Available From Sale or Refinancing (as defined in the Limited Partnership Agreement) received prior to January 1, 2005 would be retained for use in the Partnership's business, provided that if the General Partner did not believe that attractive investment opportunities exist for the Partnership, the Partnership could distribute Cash Available from Sale or Refinancing. Any Cash Available from Sale or Refinancing received after January 1, 2005 was not to be reinvested but was to be distributed. However, in 1997, unitholders authorized the General Partner to decide not to make new aircraft investments, to sell aircraft when attractive opportunities arise, to distribute the proceeds and to liquidate the Partnership when all assets are sold. See "BUSINESS-- Principal Investment Objectives." For information as to the sales giving rise to distributions from Cash Available from Sales or Refinancing, see "BUSINESS--Disposition of Aircraft."

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

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected financial data and other data concerning the Partnership for each of the last five years:


                                                                For years ended December 31,
(In thousands except per-unit amounts)         1998           1997          1996         1995          1994
-------------------------------------------------------------------------------------------------------------
OPERATING RESULTS

Lease and other income                       $  8,400      $  9,210      $ 10,747      $ 12,492      $ 12,538

Gain on disposition of aircraft                    --           393         2,501            21            --
                                             ----------------------------------------------------------------

Total Revenues                                  8,400         9,603        13,248        12,513        12,538
                                             ----------------------------------------------------------------

Interest Expense                                1,704         2,028         1,830         2,366         2,660

Depreciation expense                               --           273         1,500         2,129         2,146

Other expenses                                  1,123         1,820         1,266         1,196         1,401

Tax on gross income(1)                            699             0             0             0             0
                                             ----------------------------------------------------------------

Total Expenses                                  3,526         4,121         4,596         5,691         6,207
                                             ----------------------------------------------------------------

Net income                                   $  4,874      $  5,482      $  8,652      $  6,822      $  6,331
                                             ----------------------------------------------------------------

Net income per unit(2)                       $   1.04      $   1.17      $   1.85      $   1.46      $   1.36

Cash distributions declared per unit(3)      $   1.64      $   2.02      $   3.28      $   2.07      $   1.85



FINANCIAL POSITION

Total Assets                                 $ 75,813      $ 82,859      $ 85,130      $103,021      $107,542

Long-term obligations                        $ 14,505      $ 19,115      $ 14,071      $ 27,483      $ 29,525

Total partners' equity                       $ 58,301      $ 61,089      $ 65,042      $ 71,712      $ 74,562

Limited Partners' equity per unit(2)         $  12.48      $  13.08      $  13.92      $  15.35      $  15.96


(1) Represents the new tax on gross income (4.5% of Airlease's total 1998 rental receipts of $15.5 million)

(2)     After allocation of the 1% General Partner's interest.

(3) Includes special cash distributions of $.10 per unit in 1995, $1.43 per unit in 1996, of which $.63 was paid in January 1997 and $.22 per unit in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information set forth below and elsewhere in this Annual Report contains certain forward-looking statements, which reflect the current view of the partnership with respect to future events and financial performance. The words, "expect", "intend", "believe", "anticipate", "likely" and "will" and similar expressions generally identify forward-looking statements. These statements, including the ones discussing the Year 2000 issue are subject to certain risks and uncertainties, which could cause actual results, and events to differ materially from those anticipated in the forward-looking statements.

Factors that could cause the partnership's actual results to differ from current expectations include, among others, changes in the aircraft or aircraft leasing market, economic downturn in the airline industry, default by lessees under leases causing the partnership to incur uncontemplated expenses or not to receive rental income as and when expected, changes in interest rates and legislative or regulatory changes that adversely affect the value of aircraft.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership presently has three long-term debt facilities. At December 31, 1998, the following amounts were outstanding: $5.1 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $5.2 million on a 9.35% non-recourse note collateralized by one aircraft on lease to Trans World Airlines; and $4.3 million on a long-term variable rate revolving loan facility guaranteed by the Partnership and collateralized by two aircraft on lease to USAirways. At December 31, 1998 and 1997, $14.5 million and $19.1 million, respectively, was outstanding under the Partnership's loan facilities. At December 31, 1998 approximately $6.5 million remained available under the revolving loan facility.

        In December 1998, the Partnership modified the fixed-rate loan collateralized by the TWA aircraft. As a result of these modifications, the loan was paid down by $2 million and the average life of the loan was reduced. In addition, the interest rate on the remaining principal of $5.2 million was reduced from 9.85% to 9.35%.

        In December 1998, the Partnership expanded its variable-rate revolving loan facility by $5 million, $2 million of which was used to prepay the TWA debt mentioned above. In addition, the interest rate on this loan facility was reduced slightly.

        Long-term borrowings at December 31, 1998 represented 12% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

        Total scheduled debt service (principal and interest) on the fixed loans in 1999 is $2.7 million, and the principal payment on the floating loan in 1999 is projected to be $2.1 million (if no purchase or sale of aircraft, or any unforeseen business events occur). Debt service will be paid primarily from the rental payments received under aircraft leases.

        Net cash provided by operating activities was $7.3 million for 1996, $5.1 million for 1997, and $5.3 million for 1998. The decrease in net cash provided by operating activities in 1997 and 1998 as compared with 1996 was due to reduced rentals as a result of a smaller portfolio. In December 1996, the Partnership sold its interest in six aircraft, reducing 1997 rentals by $1.3 million compared with 1996. The slight increase in 1998 reflects lower 1998 expenses as compared with 1997.

        Total debt service on the fixed loans as a percentage of net cash provided by operating activities was 107%, 152%, and 166% for 1996, 1997 and 1998, respectively. However, cash flow from operating activities does not fully reflect cash receipts from lease payments. When the excess of rental receipts above finance lease income is added to cash flow from operating activities, the ratios become 50%, 68%, and 71% respectively. The higher 1998 ratio as compared with 1997 primarily reflects the $2 million early principal pay-down of a fixed loan in 1998. The pay-down was mainly financed by the variable line of credit. The higher 1997 ratio as compared with the 1996 ratio is the result of the decrease in the net cash from operations due to a smaller portfolio, while the debt service (principal and interest) remained at about the same level.

        Cash distributions paid by the Partnership were $12.6 million ($2.70 per unit) in 1996, $12.4 million ($2.65 per unit) in 1997, and $7.8 million ($1.68 per unit) in 1998. Distributions paid in 1996 included a special cash distribution of 80 cents per unit made from a portion of the sale proceeds received from the sale of a 50% interest in one MD-82 aircraft. Distributions paid in 1997 included two special cash distributions. The first, was a distribution of 63 cents per unit made from the proceeds received from the December 31, 1996 sale of the Partnership's interest in six 737-200 aircraft, and the second was a distribution of 22 cents per unit made from the proceeds received from the September 29, 1997 sale of the Partnership's 50% interest of one DC9-51. There were no special cash distributions paid in 1998.

        Partnership net income was $8.7 million in 1996, $5.5 million in 1997, and $4.9 million in 1998. The decline in net income from 1996 to 1997 largely reflects fewer gains on sale, whereas the decline from 1997 to 1998 primarily reflects the imposition of federal taxation at the Partnership level. Pursuant to the Limited Partnership Agreement, the Partnership distributed all Cash Available from Operations and also made special cash distributions, as described above. Since such distributions were in excess of earnings, Partnership equity declined from $61.1 million at December 31, 1997 to $58.3 million at December 31, 1998, and limited partner equity per unit declined from $13.08 to $12.48. From a limited partner perspective, the portion of the distribution in excess of net income constitutes a return of capital. Total cash distributions declared since inception of the Partnership have exceeded total net income by $6.31 per unit.

RESULTS OF OPERATIONS

1996

        In 1996, revenues were earned from fifteen aircraft, seven of which were subject to finance leases (US Airways, TWA, and FedEx), and eight of were subject to operating leases (Continental, Finnair, and Sun Jet). The aircraft leased to Finnair was sold in March 1996. On December 31, 1996, the operating lease with Continental covering six aircraft expired, and the aircraft were sold on that date. At year-end 1996, all of the Partnership's lessees were current under their lease agreements and none was in bankruptcy. The sales of the Partnership's interests in aircraft on lease to Finnair and Continental produced gains of $556,000 and $1.9 million, respectively.

1997 vs. 1996

        In 1997, revenues were earned from seven aircraft subject to finance leases (US Airways, TWA, and FedEx). Finance lease income increased from 1996 due to the Partnership's purchase in January 1997 of an additional 50% interest in the MD-82 aircraft on lease to TWA. In 1997 revenues were also earned from one aircraft subject to an operating lease (Sun Jet). Sun Jet filed for bankruptcy in June 1997, and the 22-year old aircraft was sold in September 1997, at a gain of $393,000. As of December 31, 1997, the Partnership no longer owned interests in any aircraft subject to operating leases. At year-end 1997, all of the Partnership's lessees were current under their lease agreements and none was in bankruptcy.

1998 vs. 1997

        In 1998, all revenues were earned from aircraft subject to finance leases. The revenue reduction in 1998 as compared with 1997 is primarily due to the scheduled decline in finance lease income as the asset base declined. In addition in 1997, the Partnership earned revenue from an aircraft on an operating lease and from a gain on sale of such aircraft. No such revenues were earned in 1998. At year-end 1998, all the Partnership's lessees were current under their lease agreements and none was in bankruptcy.

        US Airways, the Partnership's major lessee (72% of total year-end assets) reported profits of $538 million on revenues of $8.7 billion for 1998, compared with profits of $1.0 billion on revenues of $8.5 billion for 1997.

        FedEx (13% of total year-end assets) reported profits of $421 million on revenues of $13.3 billion for 1998 (fiscal year ended May 31, 1998), compared with profits of $361 million on revenues of $11.5 billion for 1997.

        TWA (15% of total year-end assets), reported a net loss of $120 million on revenues of $3.3 billion for 1998, compared with a net loss of $127 million on revenues of $3.3 billion for 1997.

        For information regarding the percentage of total Partnership assets and revenues represented by aircraft owned and leased by the Partnership, see BUSINESS -- "Aircraft Portfolio."

        The Partnership believes that its revenues and income have not been materially affected by inflation and changing prices because its principal items of revenue (rental payments) and a majority of its expenses (interest) are at fixed long-term rates.

        Expenses before taxes in 1998 were $2.8 million or $1.3 million lower than the 1997 expenses of $4.1 million. In 1997, the Partnership incurred investor reporting expenses in connection with the solicitation of unitholder consents and depreciation expense related to the aircraft that was sold in September 1997. Expenses in 1997 also included a provision for doubtful accounts. No similar expenses were incurred in 1998. In January 1998 the Partnership made an election to pay an annual tax at the Partnership level of 4.5% on its gross income beginning in 1998 in order to remain publicly traded. As such, in 1998 the Partnership recorded a tax provision of $699,000, pursuant to the newly imposed federal and state gross income tax.

YEAR 2000 ISSUE

        The year 2000 issue results from older computer programs using two, rather than four digits to define a year, thus the programs do not recognize a year that begins with "20" rather than the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

        Since the Partnership's operations consist primarily of collecting periodic lease payments on a limited number of leases and making periodic debt payments and distributions to its partners, the General Partner believes that the Partnership's exposure to the Year 2000 problem is limited to the software programs and services it obtains from suppliers and vendors. The Partnership's leases and loans are supported by amortization schedules generated at the inception of these transactions, generally making the tracking of payments and recording of income and interest expense a manual process and thus independent of computer software.

        The Partnership relies on third parties ("external relationships") such as banks, financial intermediaries, and tax services to facilitate certain business transactions. The Partnership has reviewed the impact of these external relationships on its business and concluded that the two most critical service providers are: the provider of the tax service that generates the K1 tax statements to be used by our limited partners to complete their tax returns and the stock transfer agent that facilitates the public trading of the Partnership's units. In 1998, the Partnership contacted both vendors and has been advised their systems either are Year 2000 compliant or will be compliant prior to December 31, 1999.

        The Partnership believes that due to its minimal reliance on computer software to conduct its internal day to day transactions processing, the Year 2000 projected costs are negligible. However, the Partnership is also dependent on third parties to fully conduct its business transactions as described above. If these or other third parties fail to adequately resolve their Year 2000 issues, the Partnership could experience significantly increased administrative costs or delays in unit transfer or tax preparation functions. The Partnership anticipates that such costs would be incurred in locating alternative third party vendors (which the Partnership believes exist) and transferring data to such alternative vendors. The amount of such costs or potential delays is difficult to quantify.

        The Partnership will continue to monitor the progress of its third party vendors, relative to the Year 2000 compliance, to attempt to ensure minimal disruptions to its operations.

        The year 2000 compliance of each of the Partnership's lessees is available from reports filed by the lessees with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Partnership's assets consist of aircraft subject to leases accounted for as financing leases, and thus consist of a future stream of fixed rental payments and a residual interest in the aircraft. See Note 2 to Financial Statements for information as to finance lease receivables. At December 31, 1998, the Partnership had long-term fixed-rate notes payable of $10,248,000 and a revolving variable rate loan facility with $4,257,000 outstanding and approximately $6,500,000 of credit available. See Note 4 to Financial Statements for information as to minimum future principal payments due and the interest rates applicable to the notes and revolving credit facility. Since the rental payments under its leases are fixed, but a portion of its liabilities are based on a variable interest rate, the assets and liabilities of the Partnership are not perfectly hedged and the Partnership bears some risk of interest rate fluctuations. Since a portion of its debt under the revolving credit facility is for variable working capital needs, the General Partner believes that the risk of interest fluctuations is appropriate under the circumstances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and Notes to Financial Statements described in
Item 14(a) are set forth in Appendix A and are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 29, 1998, the Partnership engaged Ernst & Young L.L.P. as independent auditors of the Partnership for the year ending December 31, 1998, and dismissed Coopers & Lybrand L.L.P. (PriceWaterhouseCoopers L.L.P. after June 30, 1998.) This action was taken on the unanimous approval by the board of directors of Airlease Management Services, Inc., the General Partner of the Partnership, which acted on the recommendation of the audit committee of the board of directors. The change was made primarily to achieve efficiencies in the audit process and to reduce costs.

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

DIRECTORS AND EXECUTIVE OFFICERS

        Set forth below is certain information about the directors and executive officers of the General Partner as of March 11, 1999.


                          POSITION WITH                PRINCIPAL OCCUPATION AND
       NAME              GENERAL PARTNER   AGE        EMPLOYMENT FOR LAST 5 YEARS
       ----              ---------------   ---        ---------------------------
David B. Gebler        Chairman of the     49    Mr. Gebler is Managing Director of Bank
                       Board,                    of America National Trust and Savings
                       President, Chief          Association ("Bank of America") and a
                       Executive                 Senior Vice President of BALCAP. He has
                       Officer and a             been with BALCAP since September 1996.
                       Director                  From 1993 to September 1996 he was
                                                 Senior Vice President of the
                                                 Transportation and Industrial Financing
                                                 business unit of USL Capital. Mr.
                                                 Gebler has been President of the
                                                 General Partner since 1989 and a
                                                 Director since 1990. Mr. Gebler holds a
                                                 bachelors degree in mathematics from
                                                 Clarkson University and graduate
                                                 degrees in Engineering and Management
                                                 from the University of Michigan.

Richard V. Harris      Director            50    Mr. Harris is Managing Director of Bank
                                                 of America and Chairman and President
                                                 of BALCAP. He was elected President and
                                                 CEO in 1982, adding the title of
                                                 Chairman in 1988. He has

                          POSITION WITH                PRINCIPAL OCCUPATION AND
       NAME              GENERAL PARTNER   AGE        EMPLOYMENT FOR LAST 5 YEARS
       ----              ---------------   ---        ---------------------------
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

William A. Hasler      Director            57    Mr. Hasler has been the Co-Chief
                                                 Executive Officer of Aphton Corporation
                                                 since July 1998 and a Director of the
                                                 General Partner since 1995. From August
                                                 1991 to June 1998 he was the Dean of
                                                 the Haas School of Business at the
                                                 University of California at Berkeley.
                                                 From 1984 to 1991, he was vice chairman
                                                 and director of KPMG Peat Marwick and
                                                 was responsible for its worldwide
                                                 consulting business. He is a member of
                                                 the board of governors of The Pacific
                                                 Stock Exchange and of the board of
                                                 directors of Selectron Corp., TCSI,
                                                 Tenera, Walker Interactive, and Aphton
                                                 Corporation. He serves on a
                                                 presidential advisory board on critical
                                                 technologies. He is a 1963 graduate of
                                                 Pomona College and earned his MBA from
                                                 Harvard in 1967.

Richard P. Powers      Director            58    Mr. Powers has been Executive Vice
                                                 President of CardioGenesis Corporation,
                                                 a medical device company, since 1996
                                                 and a Director of the General Partner
                                                 since 1996. From 1981 to 1994, he was
                                                 with Syntex Corporation, a
                                                 pharmaceutical company, serving as
                                                 Senior Vice President and Chief
                                                 Financial Officer of that company from
                                                 1986 to 1994. From 1994 to 1996 he
                                                 served as consultant to various
                                                 companies, including advising and
                                                 assisting in the sale of Syntex
                                                 Corporation to Roche Corporation in
                                                 1994. Mr. Powers holds a Bachelor of
                                                 Science degree in Accounting from
                                                 Canisius College and a Masters in
                                                 Business Administration from the
                                                 University of Rochester.

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

Richard C. Walter      Chief Financial     53    Mr. Walter has been Senior Vice
                       Officer and a             President and Controller of BALCAP
                       Director                  since 1992. He has been a director of
                                                 the General Partner since October 1996.
                                                 Prior to assuming his present
                                                 responsibilities at BALCAP, Mr. Walter
                                                 was with Security Pacific Leasing
                                                 Corporation as Senior Vice President,
                                                 Financial Administration since 1973. He
                                                 holds a Bachelor of Science degree in
                                                 Business Administration and Accounting
                                                 from Montana State University.

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

         The Partnership reimburses the General Partner for fees paid to Directors of the General Partner who are not otherwise affiliated with the General Partner or its affiliates. In 1998, such unaffiliated directors were paid an annual fee of $14,500 plus $500 for each meeting attended.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

UNIT OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

         As of February 28, 1999, the following persons were known to the Partnership to be beneficial owners of more than five percent of the Partnership's equity securities:

                          Name and Address           Amount and Nature of
 Title of Class          Of Beneficial Owner         Beneficial Ownership    Percent of Class
 --------------          -------------------         --------------------    ----------------
Depositary Units       United States Airlease             231,250(1)                5%
                            Holding, Inc.
                        555 California Street
                     San Francisco, CA 94104(2)
Depositary Units               BALCAP                     793,750(3)               17.2%
                        555 California Street
                     San Francisco, CA 94104(2)

-----------

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

                               Name of               Amount and Nature of
 Title of Class           Beneficial Owner           Beneficial Ownership    Percent of Class
 --------------           ----------------           --------------------    ----------------
Depositary Units           David B. Gebler                  700(1)                  (2)

Depositary Units          William A Hasler                   3,000                  (2)
                     All directors and executive             3,700                  (2)
                         Officers as a group

----------

(1) Includes 200 Units held by Mr. Gebler as custodian for a minor child as to which Mr. Gebler has shared voting and dispositive power and as to which beneficial ownership is disclaimed.

(2)     Represents less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For a discussion of certain fees, expenses and reimbursements payable and paid to the General Partner and its affiliates by the Partnership, see Note 7 of Notes to Financial Statements. From time to time, the Partnership has borrowed funds from BALCAP, including advances for expense payments. All such borrowings were unsecured and bore interest at a floating rate not exceeding the prime rate. At December 31, 1998 Airlease owed BALCAP $130,921 for such borrowings.

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
                  included in this report as Appendix A:

                                                                                          Page
                                                                                          ----
               Management's Responsibility for Financial Statements.................       A-1

               Independent Auditors' Report.........................................  A-2, A-3

               Financial Statements:

                      Statements of Income for the Years Ended December 31, 1998,
                      1997 and 1996 ................................................       A-4

                      Balance Sheets, as of December 31, 1998 and 1997..............       A-5

                      Statements of Cash Flows for the Years Ended December 31,
                      1998, 1997 and 1996...........................................       A-6

                      Statements of Changes in Partners' Equity for the Years Ended
                      December 31, 1998, 1997 and 1996..............................       A-7

               Notes to Financial Statements .......................................       A-7

               Financial statement schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

        (b) The Partnership did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

        (c)     Exhibits required by Item 601 of Regulation S-K:

     Exhibit No.  Description
         3.1(1)   Amended and Restated Agreement of Limited Partnership of
                  Partnership.

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

         10.51 Loan agreement secured by two aircraft leased to US Airways aircraft dated as of December 22, 1997, amended and restated as of December 15, 1998 between Meridian Trust Company, as
                  Trustee, as Borrower and Credit Lyonnais/PK AIRFINANCE, as
                  Lender.

            27    Financial Data Schedule

--------------------

(2) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

(4) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1999.

                                       AIRLEASE LTD., A CALIFORNIA LIMITED
                                       PARTNERSHIP
                                       (Registrant)

                                       By:   Airlease Management Services, Inc.,
                                             General Partner

                                       By:   /s/ David B. Gebler
                                             -----------------------------------
                                             David B. Gebler
                                             Chairman, Chief Executive Officer
                                             and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

For Airlease Management
Services, Inc. ("AMSI"), General Partner



 /s/ David B. Gebler                                      March 18, 1999
--------------------------------------------
David B. Gebler
Chairman, Chief Executive Officer, President
and Director of AMSI



 /s/ Richard C. Walter                                    March 18, 1999
--------------------------------------------
Richard C. Walter
Chief Financial Officer and Director of AMSI
(Principal Financial Officer and Accounting Officer)



 /s/ Richard V. Harris                                    March 18, 1999
---------------------------------------------
Richard V. Harris
Director of AMSI



 /s/ K. Thomas Rose                                       March 18, 1999
---------------------------------------------
K. Thomas Rose
Director of AMSI


The foregoing constitute a majority of the members of the Board of Directors of Airlease Management Services, Inc. (the General Partner).

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Airlease Management Services, Inc. ("AMSI"), the General Partner of the Partnership was a wholly owned subsidiary of USL Capital Corporation until October 31, 1996, when BA Leasing and Capital Corporation ("BALCAP") purchased 100% of the stock of AMSI, AMSI is responsible for the preparation of the Partnership's financial statements and the other financial information in this report. This responsibility includes maintaining the integrity and objectivity of the financial records and the presentation of the Partnership's financial statements in accordance with generally accepted accounting principles.

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

The Partnership's financial statements have been audited by Ernst & Young L.L.P., independent auditors for the year ended December 31, 1998, and by Coopers & Lybrand L.L.P., independent auditors for the years ended December 31, 1997 and 1996. Their audits were conducted in accordance with generally accepted auditing standards which included consideration of the General Partner's internal control structure. The Independent Auditor's Report appears on page A2.

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


 /s/ Richard C. Walter
-----------------------------------------------
Richard C. Walter
Chief Financial Officer
Airlease Management Services, Inc.

INDEPENDENT AUDITORS' REPORT

To the Partners of Airlease Ltd.,
A California Limited Partnership:

We have audited the accompanying balance sheet of Airlease Ltd. as of December 31, 1998 and the related statements of income, changes in Partners'equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Airlease Ltd. for the years ended December 31, 1997 and 1996, were audited by other auditors whose report dated January 21, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airlease Ltd. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Ernst & Young L.L.P.
----------------------------
Ernst & Young L.L.P.
San Francisco, California
January 29, 1999

INDEPENDENT AUDITORS' REPORT

To the Partners of Airlease Ltd.,
A California Limited Partnership:

We have audited the financial statements of Airlease Ltd., a California Limited Partnership listed in Part IV 14(A) of this form 10-K for the year ended December 31, 1997 and for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Coopers and Lybrand L.L.P.
----------------------------------
Coopers & Lybrand L.L.P.
San Francisco, California
January 21, 1998

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME


                                                      For the years ended
                                                         December 31,
(In thousands except per-unit amounts)         1998         1997         1996
------------------------------------------------------------------------------
REVENUES

Finance lease income                         $ 8,400      $ 9,028      $ 8,800
Operating lease rentals                            0          170        1,798
Gain on sale of equipment                          0          393        2,501
Other income                                       0           12          149

                                             ---------------------------------
Total revenues                                 8,400        9,603       13,248
                                             ---------------------------------


EXPENSES

Interest                                       1,704        2,028        1,830
Depreciation - operating leases                    0          273        1,500
Bad debt expense                                   0          228            0
Management fee - General Partner                 651          679          740
Investor reporting                               298          771          254
General and administrative                       174          142          271
Tax on gross income                              699            0            0

                                             ---------------------------------
Total expenses                                 3,526        4,121        4,596
                                             ---------------------------------
NET INCOME                                   $ 4,874      $ 5,482      $ 8,652
                                             ---------------------------------

NET INCOME ALLOCATED TO:

GENERAL PARTNER                              $    49      $    55      $    87
                                             ---------------------------------
Limited partners                               4,825        5,427        8,565
                                             ---------------------------------
NET INCOME PER LIMITED PARTNERSHIP UNIT      $  1.04      $  1.17      $  1.85
                                             ---------------------------------


See notes to financial statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                      As of December 31,
(IN THOUSANDS EXCEPT UNIT DATA)                       1998         1997
------------------------------------------------------------------------
ASSETS

Cash                                                $     9      $     1
Finance leases - net                                 75,443       82,590
Prepaid expenses and other assets                       361          268
                                                    --------------------

Total Assets                                        $75,813      $82,859
                                                    --------------------

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Distribution payable to partners                    $ 1,915      $ 2,102
Accounts payable and accrued liabilities                393          553
Taxes Payable                                           699            0
Long-term notes payable                              14,505       19,115
                                                    --------------------

Total liabilities                                    17,512       21,770
                                                    --------------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

Limited partners (4,625,000 units outstanding)       57,718       60,478
General Partner                                         583          611
                                                    --------------------

Total partners' equity                               58,301       61,089
                                                    --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY              $75,813      $82,859
                                                    --------------------



See notes to financial statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                     For the years ended December 31,
(In thousands)                                                     1998            1997             1996
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  4,874         $  5,482         $  8,652
Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                                        0              273            1,500
   Increase (decrease) in accounts payable and accrued
     Liabilities                                                    (160)            (390)            (518)
   Decrease (increase) in prepaid expenses and other                 (93)             (99)              97
     assets
   Decrease (increase) in accounts                                     0                0              111
   receivable
   Increase (Decrease) in taxes Payable                              699                0                0
   Provision for doubtful account                                      0              228                0
   Gain on disposition of equipment                                    0             (393)          (2,501)
                                                                ------------------------------------------

Net cash provided by operating activities                          5,320            5,101            7,341
                                                                ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Aircraft equipment purchase                                            0           (5,753)               0
Proceeds from sale of equipment                                        0            1,182           10,060
Increase (decrease) in notes receivable                                0                8              697
Rental receipts in excess of earned finance lease income           7,147            6,219            8,508
                                                                ------------------------------------------

Net cash provided by investing activities                          7,147            1,656           19,265
                                                                ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit borrowing (repayment) - net                       2,509            1,748           (7,381)
Proceeds from issuance of long-term debt                               0            9,000                0
Repayment of long-term debt                                       (7,119)          (5,704)          (6,031)
Distributions paid to partners                                    (7,849)         (12,379)         (12,614)
                                                                ------------------------------------------

Net cash used by financing activities                            (12,459)          (7,335)         (26,026)
                                                                ------------------------------------------

Increase (decrease) in cash                                            8             (579)             580
Cash at beginning of year                                              1              580                0
                                                                ------------------------------------------

Cash at end of year                                             $      9         $      1         $    580
                                                                ------------------------------------------

Additional information:
    Cash paid for interest                                      $  1,775         $  1,861         $  2,097
                                                                ------------------------------------------

NON - CASH INVESTING ACTIVITY

During 1997, unpaid accrued costs were reduced by $28,000 and included in the gain on sale of aircraft.


See notes to financial statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                     For the years ended December 31, 1998, 1997, and 1996
                                                 General         Limited
(In thousands except per-unit amounts)           Partner         Partners          Total
------------------------------------------------------------------------------------------
Balance, December 31, 1995                           717           70,995           71,712
Net Income - 1996                                     87            8,565            8,652
Distributions to partners declared
    ($3.28 per limited Partnership unit)            (153)         (15,169)         (15,322)
------------------------------------------------------------------------------------------

Balance, December 31, 1996                           651           64,391           65,042
Net Income - 1997                                     55            5,427            5,482
Distributions to partners declared
    ($2.02 per limited Partnership unit)             (95)          (9,340)          (9,435)
------------------------------------------------------------------------------------------

Balance, December 31, 1997                           611           60,478           61,089
Net Income - 1998                                     49            4,825            4,874
Distributions to partners declared
    ($1.64 per limited Partnership unit)             (77)          (7,585)          (7,662)
------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                      $    583         $ 57,718         $ 58,301
==========================================================================================



See notes to financial statements


                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Airlease Ltd., A California Limited Partnership (the "Partnership") engages in the business of acquiring, either directly or through joint ventures, commercial jet aircraft, spare or separate engines and related rotable parts ("aircraft") and leasing such aircraft to domestic and foreign airlines and freight carriers. The General Partner is Airlease Management Services, Inc., a wholly owned subsidiary of BA Leasing and Capital Corporation ("BALCAP"). BALCAP also holds 793,750 limited Partnership units and United States Airlease Holding, Inc. ("Holding"), a wholly owned subsidiary of BALCAP, holds 231,250 limited Partnership units. An additional 3,600,000 units are publicly held.

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

FINANCE LEASES - Lease agreements, under which the Partnership recovers substantially all its investment from the minimum lease payments are accounted for as finance leases. At lease commencement, the Partnership records the lease receivable, estimated residual value of the leased aircraft, and unearned lease income. The original unearned income is equal to the receivable plus the residual value less the cost of the aircraft (including the acquisition fee paid to an affiliate of the General Partner). The remaining unearned income is recognized as revenue over the lease term so as to approximate a level rate of return on the investment.

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

DERIVATIVES - The Partnership accounts for derivative financial instruments on an accrual basis when the cash flows generated from the hedging instruments fulfill the objectives of the hedge strategy and when there is a high correlation between the derivative and the hedged asset or liability. Under accrual accounting interest differentials paid or received under interest rate swap agreements are recognized as an adjustment to interest expense over the life of the agreements. Termination gains or losses of such derivatives are amortized to interest expense over the remaining life of the hedged transaction.

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

2. FINANCE LEASES

As of December 31, 1998, the Partnership owns seven aircraft which are all leased under finance leases. Five of the aircraft are leased to US Airways, Inc. In 1998, at the end of the initial 12-year term, US Airways, Inc. exercised its option to renew the lease for an additional three years, which renewal period was included in the original lease term for accounting under the generally accepted accounting principals. In 1998, 1997, and 1996, leases with US Airways, Inc. resulted in finance lease revenues of $6,498,000, $7,058,000, and $7,559,000, respectively.

The sixth aircraft, wholly owned by the Partnership since January 31, 1997 when it purchased USL Capital's 50% interest in this aircraft for $5.7 million, is leased to Trans World Airlines (TWA) under a finance lease expiring in 2002. In 1998, 1997, and 1996 this lease with TWA, resulted in finance lease income of $1,432,000, $1,463,000, and $697,000, respectively.

The seventh aircraft is leased to Federal Express Corporation (FedEx) under a 13-year finance lease which expires in 2006. In 1998, 1997, and 1996 this lease with FedEx resulted in finance lease income of $470,000, $507,000, and $544,000, respectively.

The finance leases at December 31, 1998 and 1997, are summarized as follows (in thousands):

                                    1998             1997
                                  --------         --------
Receivable in installments        $ 50,180         $ 65,727
Residual valuation                  45,500           45,500
Unearned lease income              (20,237)         (28,638)
                                  --------         --------
NET INVESTMENT                    $ 75,443         $ 82,590
                                  ========         ========

Residual valuation, which is reviewed annually, represents the estimated amount to be received from the disposition of aircraft after lease termination. If necessary, residual adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease.

Finance lease receivables at December 31, 1998 are due in installments of $15,548,000 annually through 2000, $12,589,000 in 2001, $1,710,000 in 2002,
$1,310,000 in 2003, and $3,274,000 thereafter.

3. OPERATING LEASES

At December 31, 1998, the Partnership did not own any aircraft subject to an operating lease. The last aircraft that was subject to an operating lease was sold in September 1997.

4. LONG-TERM NOTES PAYABLE

As of December 31, 1998 and 1997 long-term notes payable included the following:

            An 8.75% non-recourse note payable to a bank collateralized by three aircraft leased to US Airways, Inc. This note was paid in full in 1998. At December 31, 1997 the note's outstanding balance was $3,589,000.

            A 7.4% non-recourse loan facility collateralized by the aircraft leased to FedEx, due in semi-annual installments of $451,000 through April 2006. At December 31, 1998 and 1997, $5,098,000 and
            $5,589,000, were outstanding, respectively.

            A 9.35% non-recourse loan facility collateralized by the aircraft leased to TWA, due in monthly installments of $150,000 through March 2002. At December 31, 1998 and 1997, $5,150,000 and $8,189,000, were outstanding, respectively. During 1998, the Partnership renegotiated the terms of the 9.35% loan facility. As part of the re-negotiation, the Partnership was able to prepay $2.0 million in principal and reduce the interest rate 50 basis points from 9.85% to 9.35%.

            A non-recourse revolving variable rate loan facility, which was collateralized by one of the aircraft leased to US Airways, Inc. At December 31, 1998 no balance was outstanding as the loan facility expired earlier in the year. At December 31, 1997, $1,748,000 was outstanding. The Partnership held an interest rate swap agreement, which effectively fixed the interest rate on this non-recourse facility at 7.36% through the date the debt expired.

            A $7.5 million three-year revolving loan facility obtained in February 1998. The facility was initially collateralized by one aircraft on lease to US Airways, Inc., was guaranteed by the Partnership, and bore an interest rate of three-month Libor plus 225 basis points. In December 1998, this loan facility was expanded by $5.0 million and the variable interest rate was lowered to 212.50 basis points over the three-month Libor when another plane leased to US Airways was added as additional collateral. At December 31, 1998, $4,257,000 was outstanding and approximately $6,500,000 was available under this facility.

Based upon amounts outstanding at December 31, 1998, the minimum future principal payments on all outstanding fixed-rate long-term notes payable are due as follows (in thousands):

           1999                            $2,060
           2000                             2,093
           2001                             2,287
           2002                             1,078
           2003                               710
           Thereafter                       2,020
                                          -------
           Total Fixed Term Debt           10,248

           Revolving Line of Credit
             Outstanding at 12/31/98        4,257
                                          -------
           TOTAL LONG TERM DEBT           $14,505
                                          =======

5. DERIVATIVE FINANCIAL INSTRUMENTS

Other than the interest rate swap agreement described in note 4, no other derivative financial instruments were owned in 1998 and 1997.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents carrying amounts and fair values of the Partnership's financial instruments at December 31, 1998 and 1997. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                 1998                   1998
(In thousands)                             Carrying Amount           Fair Value
                                           ---------------           ----------
Long-term notes payable (Note 4)               $14,505                $14,523

                                                 1997                   1997
(In thousands)                             Carrying Amount           Fair Value
                                           ---------------           ----------
Long-term notes payable (Note 4)               $19,115                $19,026

Long-term debt (Note 5)
  Derivatives relating to debt (Note 5)
  Interest rate swaps-net pay position           $(48)                   $(48)

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

7. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

In accordance with the Agreement of Limited Partnership, the General Partner and its affiliates receive expense reimbursement, fees and other compensation for services provided to the Partnership.

Amounts earned by the General Partner and affiliates for the years ended December 31, 1998, 1997, and 1996, were as follows (in thousands):

                                               1998            1997          1996
                                               ----            ----        ------
Management fees                                $599            $620          $673
Disposition and remarketing fees                 52             123           568
Acquisition fees                                  0              85             0
Reimbursement of other costs                     79              79            79
Reimbursement of interest costs                   7               5             6
                                               ----            ----        ------
TOTAL                                          $737            $912        $1,326
                                               ====            ====        ======

The General Partner was allocated its 1% share of the Partnership net income and cash distributions. Holding and BALCAP, each a limited partner and an affiliate of the General Partner, were also allocated their share of income and cash distributions.

8. FEDERAL INCOME TAX STATUS

The Partnership is considered a publicly traded Partnership ("PTP") under the Revenue Act of 1987. Under that Act, the Partnership was not subject to federal income tax as a Partnership until 1998. Effective January 1, 1998, PTP's were required to choose to retain PTP status and be subjected to federal income tax as a corporation or to delist their units thereby removing themselves from the scope of the PTP rules. Faced with these alternatives, the Partnership initially recommended that its units be delisted.

In August and October 1997, respectively, federal and California tax laws were amended to provide PTP's a third alternative. Under these amended laws, PTP's are allowed to continue to be publicly traded during 1998 and subsequent years without becoming subject to corporate income tax if they elect to pay a 3.5% federal tax and a 1% California tax on gross income.

The board of directors of the General Partner unanimously concluded, after authorization from the unitholders and consideration of a number of factors, including the 1997 tax law changes and the benefits of liquidity, that is was in the best interests of the unitholders for the Partnership to remain publicly traded at that time. Accordingly, in January 1998 the Partnership made an election to pay the annual 4.5% gross income tax at the Partnership level. Gross income includes both earned lease finance income ($8,400,000 in 1998) and receipts in excess of earned finance income ($7,147,000 in 1998) as well as dispositions from the sale of property.

9. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

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

The difference between the method of accounting for income tax reporting and the method of accounting used in the accompanying financial statements are as follows (in thousands except per unit amounts):

                                                               1998             1997             1996
                                                             --------         --------         --------
Net income per financial statements:                         $  4,874         $  5,482         $  8,652
Increases (decreases) resulting from:

     3.5% Gross Income Tax - non deductible                       544                0                0
     Gain on sale of equipment                                      0              482              777
     Lease rents earned less finance lease income               7,147            6,520            5,627
Depreciation and amortization                                  (6,071)          (5,557)          (6,242)
                                                             ------------------------------------------
Income per income tax method                                    6,494            6,927            8,814
Allocable to General Partner                                      (65)             (69)             (88)
                                                             ------------------------------------------

TAXABLE INCOME ALLOCABLE TO LIMITED PARTNERS                 $  6,429         $  6,858         $  8,726
Taxable income (loss) per limited Partnership unit
after giving effect to taxable income allocable
to General Partner (amount based on a unit owned from
October 10, 1986)                                            $   1.39         $   1.48         $   1.89

Partner's equity per financial statements                    $ 58,301         $ 61,089         $ 65,042
Cumulative increases (decreases) resulting from:

       Gain on sale of equipment                                    0              482              777
     Lease rents less earned finance lease income              47,467           40,420           33,900
     Deferred underwriting discounts and commissions
     and organization costs                                     5,361            5,351            5,351

Accumulated depreciation and amortization                     (61,681)         (56,779)         (51,222)
TBT interest income less TBT rental expense                   (54,030)         (54,030)         (54,030)
                                                             ------------------------------------------

PARTNERS' EQUITY PER INCOME TAX METHOD                       $ (4,580)        $ (3,467)        $   (182)



10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands, except per unit amounts):


1998                                              MARCH 31              JUNE 30          SEPT. 30              DEC. 31
----                                              --------              -------          --------              -------
Total Revenues                                       $2,170               $2,122              $2,079                $2,029
Net Income                                           $1,296               $1,190              $1,205                $1,183
Net Income Per Limited Partnership Unit               $0.28                $0.25               $0.26                 $0.25
Unit Trading Data:
Unit Prices (high-low) on NYSE              $14 1/2-$12 5/8          $14-$12 1/2     13 7/16-$12 1/2       $13 3/8-$12 3/8
Unit Trading Volumes on NYSE                            343                  303                 302                   281


1997                                               MARCH 31           JUNE 30           SEPT. 30              DEC. 31
----                                               --------           -------           --------              -------
Total Revenues                                       $2,358               $2,354              $2,679                $2,212
Net Income                                           $1,167               $1,341              $1,630                $1,344
Net Income Per Limited Partnership Unit               $0.25                $0.28               $0.35                 $0.29
Unit Trading Data:
Unit Prices (high-low) on NYSE                  $17 5/8-$10      $12 1/2-$10 1/4    12 1/16-$9 15/16     $13 11/16-$11 1/4
Unit Trading Volumes on NYSE                          1,104                  757                 993                   855

                                INDEX TO EXHIBITS

  Exhibit No.     Description
  -----------     -----------
      10.51       Loan agreement secured by two aircraft leased to US Airways aircraft dated as of December 22, 1997, amended and restated
                  as of December 15, 1998 between Meridian Trust Company, as
                  Trustee, as Borrower and Credit Lyonnais/PK AIRFINANCE, as
                  Lender.

        27.       Financial Data Schedule.
