Form 10-Q
period 1999-03-31
AIRLEASE LTD
filed 1999-05-04
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1999

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







                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

         Item 1.  Financial Statements

                  Balance Sheets --
                  March 31, 1999 and December 31, 1998......................3

                  Statements of Income --
                  Three months ended March 31, 1999 and 1998................4

                  Statements of Cash Flows
                  Three months ended March 31, 1999 and 1998................5

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

Part II - Other Information:

         Item 6.  Exhibits and Reports on Form 8-K..........................9
                  Signatures...............................................10

                         PART I - FINANCIAL INFORMATION

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                ===============================================

                                 BALANCE SHEETS


                                               March 31,
                                                1999                December 31,
(In thousands except unit data)               (Unaudited)               1998
--------------------------------------------------------------------------------
ASSETS

Cash                                            $      3                $      9
Finance leases - net                              73,865                  75,443
Prepaid expenses and other assets                    346                     361
                                                --------                --------

          Total assets                          $ 74,214                $ 75,813
                                                ========                ========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                $  1,915                $  1,915
Accounts payable and accrued liabilities             447                     393
Taxes Payable                                        175                     699
Long-term notes payable                           14,100                  14,505
                                                --------                --------

          Total liabilities                       16,637                  17,512
                                                --------                --------


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)    57,001                  57,718
General partner                                      576                     583
                                                --------                --------

          Total partners' equity                  57,577                  58,301
                                                --------                --------

          Total liabilities and partners'
          equity                                $ 74,214                $ 75,813
                                                ========                ========



-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                              STATEMENTS OF INCOME



                                                Three Months Ended
(Unaudited; in thousands                             March 31,
except per unit amounts)                      1999               1998
--------------------------------------------------------------------------------

REVENUES

Finance lease income                          $1,982             $2,170
                                              ------             ------

          Total revenues                       1,982              2,170
                                              ------             ------


EXPENSES

Interest                                         347                460
Management fee - general partner                 159                165
Investor reporting                                70                 52
General and administrative                        39                 37
Tax on gross income                              175                160
                                              ------             ------

          Total expenses                         790                874
                                              ------             ------


Net Income                                    $1,192             $1,296
                                              ======             ======

Net Income Allocated To:

General Partner                               $   12             $   13
                                              ======             ======

Limited Partners                              $1,180             $1,283
                                              ======             ======

Net Income Per Limited Partnership Unit       $ 0.26             $ 0.28
                                              ======             ======



-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                            STATEMENTS OF CASH FLOWS



                                                Three Months Ended
                                                      March 31,
(Unaudited; in thousands)                     1999               1998
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                    $ 1,192            $ 1,296
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Increase/(decrease) in accounts payable
      and accrued liabilities                      54                (91)
    Increase/(decrease) in taxes payable         (524)               160
    Decrease/(increase) in prepaid expenses
      and other assets                             15                (66)
                                              --------           --------
      Net cash provided by operating
        activities                                737              1,299
                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance
  lease income                                  1,578              1,589
                                              --------           --------

Net cash provided by investing activities       1,578              1,589
                                              --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings/(repayments) under lines of
  credit, net                                     (40)               770
Repayment of long-term notes payable             (365)            (1,506)
Distributions paid to partners                 (1,916)            (2,102)
                                              --------           --------

Net cash used by financing activities          (2,321)            (2,838)
                                              --------           --------

Increase (decrease) in cash                        (6)                50
Cash at beginning of period                         9                  1
                                              --------           --------

  Cash at end of period                       $     3            $    51
                                              ========           ========


ADDITIONAL INFORMATION

Interest paid                                 $   206            $   419
                                              ========           ========



-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                          NOTES TO FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     BASIS OF PRESENTATION - The accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership's management, necessary for a fair presentation of the financial position and results of operations for the presented periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1998 balance sheet included herein is taken from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 1998. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 1998.

2.   NET INCOME PER LIMITED PARTNERSHIP UNIT
     ---------------------------------------

     Net Income Per Limited Partnership Unit is computed by dividing the net income allocated to the Limited Partners by the weighted average of the units outstanding (4,625,000).

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

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The Partnership presently has three long-term debt facilities. At March 31, 1999, the following amounts were outstanding: $5.1 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $4.8 million on a 9.35% non-recourse note collateralized by one aircraft on lease to Trans World Airlines; and $4.2 million on a long-term variable rate revolving loan facility guaranteed by the Partnership and collateralized by two aircraft on lease to USAirways. At March 31, 1999 approximately $5.8 million remains available under the revolving loan facility.

In December 1998, the Partnership modified the fixed-rate loan collateralized by the TWA aircraft. As a result of these modifications, the principal on the loan was paid down by $2 million and the average life of the loan was reduced. In addition, the interest rate on the remaining principal of $5.2 million (principal balance at December 31, 1998) was reduced from 9.85% to 9.35%.

Also in December 1998, the Partnership expanded its variable-rate revolving loan facility by $5 million, $2 million of which was used to prepay the higher-cost TWA debt mentioned above. In addition, the interest rate on this loan facility was reduced slightly.

At March 31, 1999, long-term borrowings of $14.1 million represented 11.6 % of the original cost of the aircraft presently owned by the partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first three months of 1999 were $0.41 per limited
partnership   unit,   representing   the  regular   1998   fourth-quarter   cash
distribution.

In March 1999, the Partnership declared a first-quarter 1999 cash distribution of $0.41 per unit totaling $1,915,404 payable on May 14, 1999, to unitholders of record on March 31, 1999. Since this distribution was in excess of earnings, Partnership equity declined to $57.6 million at March 31, 1999, and limited partner equity per unit declined to $12.32. The portion of the distribution in excess of net income constitutes a return of capital. The 1998 first-quarter cash distribution was also $0.41 per unit.

Results of Operations
---------------------

Airlease earned $1,192,000 in the first quarter ended March 31, 1999, a decrease of $104,000 or 8% from 1998 first quarter earnings of $1,296,000. First-quarter revenues were $1,982,000, compared with last year's first quarter revenues of $2,170,000 a decrease of $188,000 or 8.7%.

The revenue reduction in the first three months of 1999 is primarily due to the scheduled decline in finance lease income as the balances due from the lessees declined (smaller assets base.)

Expenses for the first three months of 1999 were $790,000, a decrease of $84,000 or 9.6% from $874,000 for the comparable 1998 period. The decline in expenses is primarily due to lower 1999 interest expenses as a result of the partnership's reduced debt balances and lower interest rates.

Portfolio Matters
-----------------

As of March 31, 1999 the partnership's portfolio consisted entirely of Stage III aircraft; six are MD 82s and one is a 727-200 FH. Stage-III aircraft meet the FAA noise compliance regulations for aircraft operated in the continental United States after December 31, 1999.

Forward-Looking Statements
--------------------------

The  information  set  forth  in  this  quarterly   report   contains   certain
forward-looking statements, which reflect the current view of the partnership with respect to future events and financial performance. The words, "expect", "intend", "believe", "anticipate", "likely" and "will" and similar expressions generally identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results, and events to differ materially from those anticipated in the forward-looking statements.

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

           (a) Exhibits
               27.  Financial Data Schedule.

                                   SIGNATURES
                                   ==========


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 By:  Airlease Management Services, Inc.
                                           General Partner


May 4, 1999                      By:  /s/ DAVID B. GEBLER
-----------                           -------------------
Date                                      David B. Gebler
                                          Chairman, Chief Executive Officer
                                          and President



May 4, 1999                      By:  /s/ RICHARD C. WALTER
-----------                           ---------------------
Date                                      Richard C. Walter
                                          Chief Financial Officer