Form 10-Q
period 1999-06-30
AIRLEASE LTD
filed 1999-08-03
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                          Commission file number 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                         94-3008908
- ------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

555 California Street, 4th floor, San Francisco, CA                      94104
- ---------------------------------------------------                   ----------
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







                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

         Item 1.  Financial Statements

                  Balance Sheets --
                     June 30, 1999 and December 31, 1998....................3

                  Statements of Income --
                     Three and six months ended June 30, 1999 and 1998......4

                  Statements of Cash Flows
                     Six months ended June 30, 1999 and 1998................5

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

Part II - Other Information:

         Item 6.  Exhibits and Reports on Form 8-K..........................9
                  Signatures...............................................10

                         PART I - FINANCIAL INFORMATION

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                ===============================================

                                 BALANCE SHEETS


                                              June 30, 1999         December 31,
(In thousands except unit data)                (Unaudited)              1998
- --------------------------------------------------------------------------------

ASSETS

Cash                                              $     5                $     9
Finance leases - net                               71,579                 75,443
Prepaid expenses and other assets                     333                    361
                                                  -------                -------

          Total assets                            $71,917                $75,813
                                                  =======                =======

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                  $ 1,915                $ 1,915
Accounts payable and accrued liabilities              324                    393
Taxes Payable                                          39                    699
Long-term notes payable                            12,820                 14,505
                                                  -------                -------

          Total liabilities                        15,098                 17,512
                                                  -------                -------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)    56,251                  57,718
General partner                                      568                     583
                                                 -------                 -------

          Total partners' equity                  56,819                  58,301
                                                 -------                 -------

          Total liabilities and partners' equity $71,917                 $75,813
                                                 =======                 =======



- -------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                              STATEMENTS OF INCOME


                                    Three Months Ended         Six Months Ended
(Unaudited; in thousands                 June 30,                  June 30,
except per unit amounts)            1999          1998         1999         1998
- --------------------------------------------------------------------------------

REVENUES

Finance lease income              $1,928        $2,122       $3,910       $4,292
                                  ------        ------       ------       ------

          Total revenues           1,928         2,122        3,910        4,292
                                  ------        ------       ------       ------

EXPENSES

Interest                             327           451          674          911
Management fee - general partner     158           163          317          328
Investor reporting                    69            72          139          124
General and administrative            42            56           81           93
Tax on gross income                  175           190          350          350
                                  ------        ------       ------       ------

          Total expenses             771           932        1,561        1,806
                                  ------        ------       ------       ------

Net Income                        $1,157        $1,190       $2,349       $2,486
                                  ======        ======       ======       ======

Net Income Allocated To:

General Partner                   $   12        $   12       $   23       $   25
                                  ======        ======       ======       ======

Limited Partners                  $1,145        $1,178       $2,326       $2,461
                                  ======        ======       ======       ======

Net Income Per Limited
   Partnership Unit               $ 0.25        $ 0.25       $ 0.50       $ 0.53
                                  ======        ======       ======       ======



- -------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                            STATEMENTS OF CASH FLOWS


                                                               Six Months Ended
                                                                    June 30,
(Unaudited; in thousands)                                      1999         1998
- --------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                  $ 2,349     $ 2,486
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Decrease) in accounts payable and accrued
         liabilities                                            (69)       (196)
      Increase/(Decrease) in taxes payable                     (660)        351
      Decrease/(Increase) in prepaid expenses and other
         assets                                                  28         (50)
                                                            -------      -------
         Net cash provided by operating activities            1,648       2,591
                                                            -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance lease income      3,864       3,481
                                                            -------      -------

Net cash provided by investing activities                     3,864       3,481
                                                            -------      -------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings/(repayments) under lines of credit, net             (720)      1,077
Repayment of long-term notes payable                           (965)     (3,115)
Distributions paid to partners                               (3,831)     (4,017)
                                                             -------     -------

Net cash used by financing activities                        (5,516)     (6,055)
                                                             -------     -------

Increase (decrease) in cash                                      (4)         17
Cash at beginning of period                                       9           1
                                                             -------     -------

  Cash at end of period                                     $     5      $   18
                                                            =======      =======


ADDITIONAL INFORMATION

Interest paid                                               $   617     $   911
                                                            =======     =======



- -------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                          NOTES TO FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     BASIS OF PRESENTATION - The accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership's management, necessary for a fair presentation of the financial position and results of operations for the presented periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1998 balance sheet included herein is taken from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 1998. The statements should be read in conjunction with the Organiza-tion and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 1998.

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

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------

The Partnership presently has three long-term debt facilities. At June 30, 1999, the following amounts were outstanding: $4.8 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $4.4 million on a 9.35% non-recourse note collateralized by one aircraft on lease to Trans World Airlines; and $3.5 million on a long-term variable rate revolving loan facility guaranteed by the Partnership and collateralized by two aircraft on lease to USAirways. At June 30, 1999 approximately $5.7 million remains available under the revolving loan facility.

At June 30, 1999, long-term borrowings of $12.8 million represented 10.5% of the original cost of the aircraft presently owned by the partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first six months of 1999 were $0.82 per limited partnership unit, representing the regular fourth-quarter and the regular first-quarter cash distributions, both distributions were for $0.41 a unit.

In  June 1999,  the  Partnership   declared  a  second-quarter  1999  cash
distribution of $0.41 per unit totaling $1,915,404 payable on August 13, 1999, to unitholders of record on June 30, 1999. Since this distribution was in excess of earnings, Partnership equity declined to $56.8 million at June 30, 1999, and limited partner equity per unit declined to $12.16. The portion of the distribution in excess of net income constitutes a return of capital. The 1998 second-quarter cash distribution was $0.41 per unit.

Results of Operations
- ---------------------

Airlease earned $1,157,000 in the second quarter ended June 30, 1999, a decrease of $33,000 or 3% from 1998 second quarter earnings of $1,190,000. Second-quarter revenues were $1,928,000, compared with last year's second quarter revenues of $2,122,000.

Net Income for the first six-months of 1999 was $2,349,000, compared with net income of $2,486,000 for the first six months of 1998. Revenues for the first half of 1999 were $3,910,000, compared with revenues of $4,292,000 for the first half of 1998.

The revenue reduction in the first half of 1999 is primarily due to the scheduled decline in finance lease income as the balances due from the lessees declined (smaller asset base.)

Expenses for the first six months of 1999 were $1,561,000 or $245,000 lower than expenses for the first six months of 1998 of $1,806,000. The decline in expenses is primarily due to lower interest expense in 1999 as a result of the Partnership's reduced debt balances and lower interest rates.

Portfolio Matters
- -----------------

As of June 30, 1999 the partnership's portfolio consisted entirely of Stage III aircraft; six are MD 82s and one is a 727-200 FH. Stage-III aircraft meet the FAA noise compliance regulations for aircraft operated in the continental United States after December 31, 1999.

Forward-Looking Statements
- --------------------------

The information set forth in this quarterly report contains certain forward-looking statements, which reflect the current view of the partnership with respect to future events and financial performance. The words, "expect", "intent", "believe", "anticipate", "likely" and "will" and similar expressions generally identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results, and events to differ materially from those anticipated in the forward-looking statements.

Factors that could cause the partnership's actual results to differ from current expectations include, among others, changes in the aircraft or aircraft leasing market, economic downturn in the airline industry, default by lessees under leases causing the partnership to incur uncontemplated expenses or not to receive rental income as and when expected, acquisition or disposition of aircraft, changes in interest rates and legislative or regulatory changes that adversely affect the value of aircraft.

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



                                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 By:  Airlease Management Services, Inc.
                                      General Partner



August xx, 1999                  By:  /s/ DAVID B. GEBLER
- ---------------                      ---------------------
Date                                  David B. Gebler
                                      Chairman, Chief Executive Officer
                                      and President




August xx, 1999                  By:  /s/ RICHARD C. WALTER
- ---------------                      ---------------------
Date                                  Richard C. Walter
                                      Chief Financial Officer