Form 10-Q
period 1999-09-30
AIRLEASE LTD
filed 1999-10-28
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1999

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







                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

         Item 1.  Financial Statements

                  Balance Sheets --
                     September 30, 1999 and December 31, 1998...............3

                  Statements of Income --
                     Three and nine months ended September 30,
                        1999 and 1998.......................................4

                  Statements of Cash Flows
                     Nine months ended September 30, 1999 and 1998..........5

                  Notes to Financial Statements.............................6

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........7

Part II - Other Information:

         Item 6.  Exhibits and Reports on Form 8-K..........................9
                  Signatures...............................................10

                         PART I - FINANCIAL INFORMATION

                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                ===============================================

                                 BALANCE SHEETS


                                              September 30,
                                                  1999              December 31,
(In thousands except unit data)                (Unaudited)              1998
--------------------------------------------------------------------------------

ASSETS

Cash                                              $     1                $     9
Finance leases - net                               69,899                 75,443
Prepaid expenses and other assets                     304                    361
                                                  -------                -------

          Total assets                            $70,204                $75,813
                                                  =======                =======

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                  $ 1,915                $ 1,915
Accounts payable and accrued liabilities              465                    393
Taxes Payable                                         117                    699
Long-term notes payable                            11,671                 14,505
                                                  -------                -------

          Total liabilities                        14,168                 17,512
                                                  -------                -------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)    55,476                  57,718
General partner                                      560                     583
                                                 -------                 -------

          Total partners' equity                  56,036                  58,301
                                                 -------                 -------

          Total liabilities and partners' equity $70,204                 $75,813
                                                 =======                 =======



-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                              STATEMENTS OF INCOME


                                    Three Months Ended         Nine Months Ended
(Unaudited; in thousands              September 30,              September 30,
except per unit amounts)            1999          1998         1999         1998
--------------------------------------------------------------------------------

REVENUES

Finance lease income              $1,879        $2,079       $5,789       $6,371
                                  ------        ------       ------       ------

          Total revenues           1,879         2,079        5,789        6,371
                                  ------        ------       ------       ------

EXPENSES

Interest                             311           424          985        1,335
Management fee - general partner     157           162          474          490
Investor reporting                    70            72          209          196
General and administrative            34            56          115          149
Tax on gross income                  175           160          525          510
                                  ------        ------       ------       ------

          Total expenses             747           874        2,308        2,680
                                  ------        ------       ------       ------

Net Income                        $1,132        $1,205       $3,481       $3,691
                                  ======        ======       ======       ======

Net Income Allocated To:

General Partner                   $   11        $   12       $   35       $   37
                                  ======        ======       ======       ======

Limited Partners                  $1,121        $1,193       $3,446       $3,654
                                  ======        ======       ======       ======

Net Income Per Limited
   Partnership Unit               $ 0.24        $ 0.26       $ 0.75       $ 0.79
                                  ======        ======       ======       ======



-------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                            STATEMENTS OF CASH FLOWS


                                                               Nine Months Ended
                                                                 September 30,
(Unaudited; in thousands)                                      1999         1998
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                  $ 3,481     $ 3,691
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Increase/(decrease) in accounts payable and
         accrued liabilities                                     72         (31)
      Increase/(decrease) in taxes payable                     (582)        510
      Decrease/(increase) in prepaid expenses and other
         assets                                                  57         (39)
                                                            -------      -------
         Net cash provided by operating activities            3,028       4,131
                                                            -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance lease income      5,544       4,962
                                                            -------      -------

   Net cash provided by investing activities                  5,544       4,962
                                                            -------      -------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings/(repayments) under lines of credit, net           (1,520)      1,452
Repayment of long-term notes payable                         (1,314)     (4,601)
Distributions paid to partners                               (5,746)     (5,933)
                                                             -------     -------

   Net cash used by financing activities                     (8,580)     (9,082)
                                                             -------     -------

Increase (decrease) in cash                                      (8)         11
Cash at beginning of period                                       9           1
                                                             -------     -------

  Cash at end of period                                     $     1      $   12
                                                            =======      =======


ADDITIONAL INFORMATION

Interest paid                                               $   822     $ 1,227
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

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The Partnership presently has three long-term debt facilities. At September 30, 1999, the following amounts were outstanding: $4.8 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $4.1 million on a 9.35% non-recourse note collateralized by one aircraft on lease to Trans World Airlines; and $2.7 million on a long-term variable rate revolving loan facility guaranteed by the Partnership and collateralized by two aircraft on lease to USAirways. At September 30, 1999 approximately $5.8 million remains available under the revolving loan facility.

At September 30, 1999, long-term borrowings of $11.7 million represented 9.6% of the original cost of the aircraft presently owned by the partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first nine months of 1999 were $1.23 per limited partnership unit, representing the regular 1998 fourth-quarter, and the regular 1999 first and second quarter cash distributions, all three distributions were for $0.41 a unit.

In September 1999, the Partnership declared a third-quarter 1999 cash distribution of $0.41 per unit totaling $1,915,404 payable on November 15, 1999, to unitholders of record on September 30, 1999. Since this distribution was in excess of earnings, Partnership equity declined to $56.0 million at September 30, 1999, and limited partner equity per unit declined to $11.99. The portion of the distribution in excess of net income constitutes a return of capital. The 1998 third-quarter cash distribution was $0.41 per unit.

Results of Operations
---------------------

Airlease earned $1,132,000 in the third quarter ended September 30, 1999, a decrease of $73,000 or 6% from 1998 third quarter earnings of $1,205,000.
The 1999 third-quarter revenues were $1,879,000, compared with last year's third quarter revenues of $2,079,000.

Net Income for the first nine months of 1999 was $3,481,000, a decrease of $210,000 or 6% as compared with net income of $3,691,000 for the first nine months of 1998. Revenues for the nine-month period of 1999 were $5,789,000, compared with revenues of $6,371,000 for the comparable 1998 period.

The revenue reduction in the first nine months of 1999 is primarily due to the scheduled decline in finance lease income as the balances due from the lessees declined (smaller asset base.)

Expenses for the first nine months of 1999 were $2,308,000 or $372,000 lower than expenses for the first nine-month period of 1998 of $2,680,000. The decline in expenses is primarily due to lower interest expense in 1999 as a result of the Partnership's reduced debt balances and lower interest rates. Debt balances declined from $14.5 million at 12/31/98 to $11.7 million at 9/30/99.

Portfolio Matters
-----------------

As of September 30, 1999 the partnership's portfolio consisted entirely of Stage III aircraft; six are MD 82s and one is a 727-200 FH. Stage-III aircraft meet the FAA noise compliance regulations for aircraft operated in the continental United States after December 31, 1999.

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



                                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 By:  Airlease Management Services, Inc.
                                      General Partner



October 28, 1999                 By:  /s/ DAVID B. GEBLER
----------------                      -----------------------
Date                                  David B. Gebler
                                      Chairman, Chief Executive Officer
                                      and President




October 28, 1999                 By:  /s/ RICHARD C. WALTER
----------------                      -----------------------
Date                                  Richard C. Walter
                                      Chief Financial Officer