Form 10-K
period 1999-12-31
AIRLEASE LTD
filed 2000-03-10
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                           Commission File No. 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                -------------------------------------------------
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
        Limited Partnership Interests       New York Stock Exchange

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

     Aggregate market value of Depositary Units, held by non-affiliates of the registrant as of the close of business at March 7, 2000 was $40,620,925.00.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.          BUSINESS....................................................  3

ITEM 2.          PROPERTIES.................................................. 14

ITEM 3.          LEGAL PROCEEDINGS........................................... 14

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 14

                                     PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS......................................... 15

ITEM 6.          SELECTED FINANCIAL DATA..................................... 18

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS......................... 19

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK................................................. 22

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................. 23

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE........... ............. 23

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......... 23

ITEM 11.         EXECUTIVE COMPENSATION...................................... 25

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.............................................. 25

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 26

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
                 REPORTS ON FORM 8-K............................. ........... 27

SIGNATURES................................................................... 30

INDEX TO EXHIBITS.......................................................... A-14

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 1999

                                     PART I
                                     ------

ITEM 1.  BUSINESS

GENERAL

         Airlease Ltd., A California Limited Partnership (the "Partnership" or "Airlease"), was formed in 1986. The General Partner of the Partnership (the "General Partner") is Airlease Management Services, Inc., a Delaware corporation. Until October 31, 1996 the General Partner was a wholly owned subsidiary of USL Capital Corporation ("USL Capital"), which in turn was an indirect subsidiary of Ford Motor Company. On October 31, 1996, BA Leasing & Capital Corporation ("BA Leasing & Capital"), a wholly owned indirect subsidiary of BankAmerica Corporation, purchased the stock of the General Partner from USL Capital and the General Partner became a wholly owned subsidiary of BA Leasing & Capital. On September 29, 1999, BA Leasing & Capital merged into Banc of America Leasing and Capital, LLC, a Delaware limited liability company ("BALCAP"). BALCAP is also a wholly owned indirect subsidiary of BankAmerica Corporation. A total of 4,625,000 Depository Units representing limited partnership interests ("Units") in the Partnership are outstanding, of which 3,600,000 are held by the public and 1,025,000 are owned by BALCAP and its subsidiaries.

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

         As previously reported, as part of a plan to mitigate the adverse financial effects of changes in tax law, in 1997 Unitholders authorized the General Partner to decide not to make new aircraft investments, to sell aircraft when attractive opportunities arise, to distribute the proceeds and to liquidate the Partnership when all assets are sold. The General Partner will consider whether it is in the best interest of Unitholders to cease making new aircraft investments as opportunities arise, in light of market conditions and the Partnership's competitive position. Based on its investment experience and its knowledge of the market, the General Partner believes that attractive investment opportunities like those made by the Partnership in the past probably will not be available. In the event that aircraft are sold and appropriate alternative investments are not available, the Partnership will distribute sale proceeds to Unitholders (after repaying debt and establishing appropriate reserves), and this would result in a further reduction of the Partnership's portfolio.

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

         The following table describes the Partnership's aircraft portfolio at December 31, 1999:


                   Number &                                  Current      Purchase
                 type; year of   Ownership   Acquired by      lease       price (in       Type           Noise
Lessee              Delivery     Interest    Partnership    expiration    millions)     of lease     compliance(1)
------           ------------    ---------   -----------    ----------    ---------     --------     -------------

USAirways           5 MD-82        100%          1986          2001         $91.0        Direct        Stage III
                    1981 (2)                                                            finance


FedEx              1 727-200FH     100%          1987          2006       $18.5(3)       Direct
                       1979                                                             finance        Stage III

TWA                  1 MD-82       100%         1988(4)        2002       $15.8(4)       Direct
                       1984                                                             finance        Stage III

(1)      See "Government Regulation-Aircraft Noise" below, for a description of laws and regulations governing aircraft noise.

(2)      The investment tax credits and the accelerated depreciation originally available upon delivery of the aircraft on lease to US Airways, Inc. (formerly USAir, Inc.) ("US Airways") were sold in 1981 pursuant to a tax benefit transfer lease, which terminated November, 1991.  See Note 8 of Notes to Financial
         Statements.

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


         At December 31, 1999, the book value of aircraft by lessee as a percent of total assets was as follows: US Airways, 71.7%; FedEx, 13%; and TWA, 14.9%. Revenues by lessee as a percentage of total revenue for 1999 and 1998, respectively, were as follows: US Airways, 77.1% and 77.4%; TWA, 17.2% and 17.0%; and FedEx, 5.7% and 5.6%.

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

         In 1996 and 1997, the Partnership sold interests in eight aircraft (a 50% interest in an aircraft on lease to Finnair, a one-third interest in six aircraft on lease to Continental, and a 50% interest in one aircraft leased to Sun Jet International, Inc.) at a profit. See "Disposition of Aircraft" below. However, because of the factors described above, the Partnership was unable to reinvest the proceeds in aircraft at an acceptable return, and the General Partner determined that the best use of the net proceeds was to distribute them to Unitholders. These sales and distributions have reduced the size of the Partnership's portfolio.

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

DESCRIPTION OF LEASES

         All aircraft now owned by the Partnership are leased to third parties pursuant to full-payout (direct finance) leases. Generally, operating leases are for a shorter term than full-payout leases and, therefore, it is necessary to remarket the aircraft in order to recover the full investment. Full-payout leases are generally for a longer term and hence provide more predictable revenue than do operating leases.

         All of the Partnership's leases are net leases, which provide that the lessee will bear the direct operating costs and the risk of physical loss of the aircraft; pay sales, use or other similar taxes relating to the lease or use of the aircraft; maintain the aircraft; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the specific amount set forth in the lease (which may be less than the fair value of the aircraft); and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In general, substantially all obligations connected with the ownership and operation of the leased aircraft are assumed by the lessee and minimal obligations are imposed upon the Partnership. Default by a lessee may cause the Partnership to incur unanticipated expenses. See "Government Regulation" below.

         Certain provisions of the Partnership's leases may not be enforceable upon a default by a lessee or in the event of a lessee's bankruptcy. The enforceability of leases will be subject to limitations imposed by Federal, California, or other applicable state law and equitable principles.

         In order to encourage equipment financing to certain transportation industries, Federal bankruptcy laws traditionally have afforded special treatment to certain lenders or lessors who have provided such financing.
Section 1110 ("Section 1110") of the United States Bankruptcy Code, as amended (the "Bankruptcy Code"), implements this policy by creating a category of aircraft lenders and lessors whose rights to repossession are substantially improved. If a transaction is eligible under Section 1110, the right of the lender or lessor to take possession of the equipment upon default is not affected by the automatic stay provisions of the Bankruptcy Code, unless within

60 days after commencement of a bankruptcy proceeding the trustee agrees to perform all obligations of the debtor under the agreement or lease and all defaults (except those relating to insolvency or insolvency proceedings) are cured within such 60-day period or 30 days after the default. One court has recently held that Section 1110 does not apply after the 60-day period, and thus the automatic stay may apply after such 60-day period.

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

JOINT VENTURES/GENERAL ARRANGEMENTS

         Under the Limited Partnership Agreement, the Partnership may enter into joint ventures with third parties to acquire or own aircraft. No such joint ventures presently exist. Generally, each party to a joint venture is jointly responsible for all debts and obligations incurred by the joint venture, and the joint venture will be treated as a single entity by third parties. If party to a joint venture, the Partnership may become liable to third parties for obligations of the joint venture in excess of those contemplated by the terms of the joint venture agreement. There can be no assurance that the Partnership will be able to obtain control in any joint ventures, or that, even with such control the Partnership will not be adversely affected by the decisions and actions of the co-venturers. The General Partner attempts to ensure that all such agreements will be fair and reasonable to the Partnership, although joint ventures with affiliates of the General Partner may involve potential conflicts of interest.

BORROWING POLICIES

         Under the Limited Partnership Agreement, the Partnership may borrow funds or assume financing in an aggregate amount equal to less than 50% of the higher of the cost or fair market value at the time of the borrowing of all aircraft owned by the Partnership. The Partnership may exceed such 50% limit for short-term borrowing so long as the General Partner uses its best efforts to comply with such 50% limit within 120 days from the date such indebtedness is incurred or if the borrowed funds are necessary to prevent foreclosure on any Partnership asset. There is no limitation on the amount of such short-term indebtedness. The General Partner is authorized to borrow for working capital purposes and to make distributions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and Note 4 of Notes to Financial Statements.

MANAGEMENT OF AIRCRAFT PORTFOLIO

         Aircraft management services are provided by the General Partner and its affiliates. The fees and expenses for these services are reviewed annually and are subject to approval by the Audit Committee of the Partnership. See Note 6 of Notes to Financial Statements.

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

         AIRCRAFT NOISE

         The FAA, through regulations, has categorized certain aircraft types as Stage I, Stage II and Stage III according to the noise level as measured at three designated points. Stage I aircraft create the highest measured noise levels. Stage I and Stage II aircraft are no longer allowed to operate from civil airports in the United States.

         See "Aircraft  Portfolio" above, for a description of the Partnership's
aircraft  portfolio.   At  December  31,  1999,  all  of  the  aircraft  in  the
Partnership's portfolio were Stage III aircraft

ACQUISITION OF ADDITIONAL AIRCRAFT

         In 1997 Unitholders authorized the General Partner to decide not to make new aircraft investments, to sell aircraft when attractive opportunities arise, to distribute the proceeds and to liquidate the Partnership when all assets are sold. See "Principal Investment Objectives" above.

         Not withstanding the above, if the Partnership were to acquire additional aircraft, it could do so in many different forms, such as in sale/leaseback transactions, by purchasing interests in existing leases from other lessors, by making loans secured by aircraft or by acquiring or financing leasehold interests in aircraft. The Partnership is permitted to acquire aircraft from affiliates of the General Partner subject to limitations set forth in the Limited Partnership Agreement.

         Prior to September 30, 1991, the General Partner and USL Capital ("Related Entities") were required to offer the Partnership a 50% participation interest in certain aircraft leasing investments made by Related Entities, as defined in the Limited Partnership Agreement. After September 30, 1991 and while the General Partner was an affiliate of USL Capital, the General Partner and USL Capital could, but were not obligated to, offer investment opportunities to the Partnership. The Partnership was required to accept suitable opportunities provided that the General Partner and Related Entities made at least 20% (including their investment through ownership of Units and the General Partner's interest) of the total investment made by Related Entities and the Partnership in such transactions. In the event that the Partnership elected not to make or to make only a portion of an investment offered to it by an affiliate, the remaining investment could be made by affiliates of the General Partner or third parties.

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

FEDERAL INCOME TAXATION

         The Partnership is considered a publicly traded partnership ("PTP") under the Revenue Act of 1987 with a special tax status, whereby it has not been subject to federal income taxation. This special tax status was scheduled to expire at the beginning of 1998. However, during 1997 federal and California tax laws were amended to provide that PTPs may elect to continue to be publicly traded and retain their Partnership tax status if they pay a federal tax of 3.5% and a California state tax of 1% on their respective annual gross income beginning in January 1998. The Partnership made an election to pay this tax beginning in 1998.

EMPLOYEES

         The Partnership has no employees. See "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - General" below. Employees of the General Partner Provide services on behalf of the Partnership.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

UNITS OUTSTANDING

         The Units are traded on the New York Stock Exchange under the symbol FLY. As of February 23, 2000, there were 1,011 holders of record of Units.

MARKET PRICE

         The following chart sets forth the high and low closing prices on the New York Stock Exchange and the trading volume for each of the quarters in the years ended December 31, 1998 and 1999.


                           Trading Volume
Quarter Ended              (in thousands)          Unit Prices (high-low)
-------------              --------------          ----------------------
March 31, 1998                  343                 $14 1/2   - $12 5/8
June 30, 1998                   303                 $14       - $12 1/2
September 30, 1998              302                 $13 7/16  - $12 1/2
December 31, 1998               281                 $13 3/8   - $12 3/8

March 31, 1999                  309                 $12 3/4   - $12 3/16
June 30, 1999                   293                 $12 3/8   - $10 13/16
September 30, 1999              250                 $12 5/16  - $11 1/2
December 31, 1999               246                 $11 14/16 - $10 15/16


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

         Distributions declared during 1998 and 1999 were as follows:


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

         March 31, 1999               May 14, 1999                41 cents
         June 30, 1999                August 13, 1999             41 cents
         September 30, 1999           November 15, 1999           41 cents
         December 31, 1999            February 15, 2000           41 cents


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

         CASH AVAILABLE FROM SALE OR REFINANCING

         The Partnership's original intent was that Cash Available From Sale or Refinancing (as defined in the Limited Partnership Agreement) received prior to January 1, 2005 would be retained for use in the Partnership's business, provided that if the General Partner did not believe that attractive investment opportunities exist for the Partnership, the Partnership could distribute Cash Available from Sale or Refinancing. Any Cash Available from Sale or Refinancing received after January 1, 2005 was not to be reinvested but was to be distributed. However, in 1997, Unitholders authorized the General Partner to decide not to make new aircraft investments, to sell aircraft when attractive opportunities arise, to distribute the proceeds and to liquidate the Partnership when all assets are sold. See "BUSINESS--Principal Investment Objectives." For information as to the sales giving rise to distributions from Cash Available from Sales or Refinancing, see "BUSINESS--Disposition of Aircraft."

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data and other data concerning the Partnership for each of the last five years:



                                                                   For years ended December 31,

     (In thousands except per-unit amounts)            1999       1998        1997         1996        1995
     ----------------------------------------------------------------------------------------------------------

     OPERATING RESULTS

     Lease and other income                            $ 7,614    $ 8,400      $ 9,210     $10,747     $12,492

     Gain on disposition of aircraft                        --         --          393       2,501          21
                                                    -----------------------------------------------------------

     Total Revenues                                      7,614      8,400        9,603      13,248      12,513
                                                    -----------------------------------------------------------

     Interest Expense                                    1,270      1,704        2,028       1,830       2,366

     Depreciation expense                                   --         --          273       1,500       2,129

     Other expenses                                      1,088      1,123        1,820       1,266       1,196

     Tax on gross income                                   548        699            0           0           0
                                                    -----------------------------------------------------------
     Total Expenses                                      2,906      3,526        4,121       4,596       5,691
                                                    -----------------------------------------------------------
     Net income                                        $ 4,708    $ 4,874      $ 5,482     $ 8,652     $ 6,822
                                                    -----------------------------------------------------------

     Net income per unit(1)                              $1.01      $1.04        $1.17       $1.85       $1.46

     Cash distributions declared per unit(2)             $1.64      $1.64        $2.02       $3.28       $2.07

     FINANCIAL POSITION

     Total Assets                                      $67,787    $75,813      $82,859     $85,130    $103,021

     Long-term obligations                             $10,092    $14,505      $19,115     $14,071    $ 27,483

     Total partners' equity                            $55,347    $58,301      $61,089     $65,042    $ 71,712

     Limited Partners' equity per unit                 $ 11.85    $ 12.48      $ 13.08     $ 13.92    $  15.35

     (1) After allocation of the 1% General Partner's interest.

     (2) Includes special cash distributions of $.10 per unit in 1995, $1.43 per unit in 1996, of which $.63 was paid in
         January 1997,  and $.22 per unit in 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The information set forth below and elsewhere in this Annual Report on Form 10-K contains certain forward-looking statements, which reflect the current view of the Partnership with respect to future events and financial performance. The words "expect", "intend", "believe", "anticipate", "likely" and "will" and similar expressions generally identify forward-looking statements. These statements are subject to certain risks and uncertainties, which could cause actual results and events to differ materially from those anticipated in the forward-looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership presently has three long-term debt facilities. At December 31, 1999, the following amounts were outstanding: $4.6 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $3.7 million on a 9.35% non-recourse note collateralized by one aircraft on lease to Trans World Airlines; and $1.8 million on a long-term variable rate revolving loan facility guaranteed by the Partnership and collateralized by two aircraft on lease to US Airways. At December 31, 1999 and 1998, $10.1 million and $14.5 million, respectively, was outstanding under the Partnership's loan facilities. At December 31, 1999 approximately $5.9 million remained available under the revolving loan facility.

         Long-term borrowings at December 31, 1999 represented 8.3% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

         Total scheduled debt service (principal and interest) on the fixed loans in 2000 is $2.7 million, and the principal payment on the floating loan in 2000 is projected to be $0.7 million (if no purchase or sale of aircraft or any unforeseen business events occur). Debt service will be paid primarily from the rental payments received under aircraft leases.

         Net cash provided by operating activities was $5.1 million for 1997, $5.3 million for 1998, and $4.1 million for 1999. Aside from the cash flow activity associated with taxes payable, the net cash flow provided by operating activities showed moderate decreases over the three-year period. The decrease was due to reduced rentals as a result of a smaller portfolio.

         Total debt service on the fixed loans as a percentage of net cash provided by operating activities was 152%, 166%, and 78% for 1997, 1998 and 1999, respectively. However, cash flow from operating activities does not fully reflect cash receipts from lease payments. When the excess of rental receipts above finance lease income is added to cash flow from operating activities, the ratios become 68%, 71%, and 26%, respectively. The lower 1999 ratio as compared with 1998 and 1997 reflects a greater rate of debt repayment, while the cash received from lease rentals remained about the same for each year of the three-year period. The higher 1998 ratio as compared with 1997 primarily reflects the $2 million early principal pay-down of a fixed loan in 1998. The pay-down was mainly financed by the variable line of credit.

         Cash distributions paid by the Partnership were $12.4 million ($2.65 per unit) in 1997, $7.8 million ($1.68 per unit) in 1998, and $7.7 million ($1.64 per unit) in 1999. Distributions paid in 1997 included two special cash distributions. The first, was a distribution of 63 cents per unit made with the proceeds received from the December 31, 1996 sale of the Partnership's interest in six 737-200 aircraft and the second was a distribution of 22 cents per unit made with the proceeds received from the September 29, 1997 sale of the Partnership's 50% interest of one DC9-51. There were no special cash distributions paid in either 1998 or 1999.

         Partnership net income was $5.5 million in 1997, $4.9 million in 1998, and $4.7 million in 1999. The decline in net income from 1997 to 1998 primarily reflects the imposition of federal taxation at the Partnership level, and the decline from 1998 to 1999 is due to a smaller asset base. Pursuant to the Limited Partnership Agreement, the Partnership distributed all Cash Available from Operations and also made special cash distributions, as described above. Since such distributions were in excess of earnings, Partnership equity declined from $58.3 million at December 31, 1998 to $55.3 million at December 31, 1999, and limited partner equity per unit declined from $12.48 to $11.85. From a limited partner perspective, the portion of the distribution in excess of net income constitutes a return of capital. Total cash distributions declared since inception of the Partnership have exceeded total net income by $6.94 per unit.

RESULTS OF OPERATIONS

1997
----
         In 1997, revenues were earned from seven aircraft subject to finance leases (US Airways, TWA, and Fedex). In 1997 revenues were also earned from one aircraft subject to an operating lease (Sun Jet). Sun Jet filed for bankruptcy in June 1997, and the 22-year old aircraft was sold in September 1997, at a gain of $393,000. As of December 31, 1997, the Partnership no longer owned interests in any aircraft subject to operating leases. At year-end 1997, all of the Partnership's lessees were current under their lease agreements and none was in bankruptcy.

1998 vs. 1997
-------------
         In 1998, all revenues were earned from aircraft subject to finance leases. The revenue reduction in 1998 as compared with 1997 is primarily due to the scheduled decline in finance lease income as the asset base declined. In addition, in 1997 the Partnership earned revenue from an aircraft on an operating lease and from a gain on sale of such aircraft. No such revenues were earned in 1998. At year-end 1998, all the Partnership's lessees were current under their lease agreements and none was in bankruptcy.

1999 vs. 1998
-------------

         In 1999, all revenues were earned from aircraft subject to finance leases. The revenue reduction in 1999 as compared with 1998 is primarily due to the scheduled decline in finance lease income as the balances due from the lessees declined.

         US Airways, the Partnership's major lessee (72% of total 1999 year-end assets) reported profits of $197 million on revenues of $8.6 billion for 1999, compared with profits of $538 million on revenues of $8.7 billion for 1998.

         FedEx (13% of total 1999 year-end assets) reported profits of $631 million on revenues of $16.8 billion for 1999 (fiscal year ended May 31, 1999), compared with profits of $503 million on revenues of $15.9 billion for 1998.

         TWA (15% of total 1999 year-end assets) reported a net loss of $353 million on revenues of $3.3 billion for 1999, compared with a net loss of $120 million on revenues of $3.3 billion for 1998.

         For information regarding the percentage of total Partnership assets and revenues represented by aircraft owned and leased by the Partnership, see "BUSINESS--Aircraft Portfolio."

         The Partnership believes that its revenues and income have not been materially affected by inflation and changing prices because its principal items of revenue (rental payments) and a majority of its expenses (interest) are at fixed long-term rates.

         Expenses in 1999 were $2.9 million or $620,000 lower than the 1998 expenses of $3.5 million. The decline in expenses is primarily due to lower interest expense in 1999 as a result of the Partnership's reduced debt balances. Debt balances declined from $14.5 million at December 31, 1998 to $10.1 million at December 31, 1999.

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

         The Partnership relies on third parties ("external relationships") such as banks, financial intermediaries, and tax services to facilitate certain business transactions. The Partnership reviewed the impact of these external relationships on its business during 1999 and concluded that the two most critical service providers were: the provider of the tax service that generates the K1 tax statements to be used by our limited partners to complete their tax returns and the stock transfer agent that facilitates the public trading of the Partnership's units. In 1999, the Partnership contacted both vendors and were advised that their systems were Year 2000 compliant.

         The Partnership believes that due to its minimal reliance on computer software to conduct its internal day to day transactions processing, the Year 2000 ongoing costs are negligible.

         The year 2000 compliance of each of the Partnership's lessees is available from reports filed by the lessees with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Partnership's assets consist of aircraft subject to leases accounted for as financing leases, and thus consist of a future stream of fixed rental payments and a residual interest in the aircraft. See Note 2 to Financial Statements for information as to finance lease receivables. At December 31, 1999, the Partnership had long-term fixed-rate notes payable of $8,309,000 and a revolving variable rate loan facility with $1,783,000 outstanding and approximately $5,937,000 of credit available. See Note 4 to Financial Statements for information as to minimum future principal payments due and the interest rates applicable to the notes and revolving credit facility. Since the rental payments under its leases are fixed, but a portion of its liabilities are based on a variable interest rate, the assets and liabilities of the Partnership are not perfectly hedged and the Partnership bears some risk of interest rate fluctuations. Since a portion of its debt under the revolving credit facility is for variable working capital needs, the General Partner believes that the risk of interest fluctuations is appropriate under the circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and Notes to Financial Statements described in
Item 14(a) are set forth in Appendix A and are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The Partnership has no directors or executive officers. Under the Limited Partnership Agreement, the General Partner has full power and authority in the management and control of the business of the Partnership, subject to certain provisions requiring the consent of the Limited Partners.

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information about the directors and executive officers of the General Partner as of February 28, 2000. As used below, "BALCAP" refers both to BALCAP and to BA Leasing & Capital prior to its merger into BALCAP in September 1999.


                                Position with                               Principal Occupation and
         Name                  General Partner       Age                   Employment for Last 5 Years
---------------------      ---------------------     ---    ------------------------------------------------------------------

David B. Gebler            Chairman of the           50     Mr.  Gebler is a Managing  Director  of Bank of America
                           Board, President,                National  Association  ("Bank  of America") and of BALCAP.
                           Chief Executive                  He  has  been  with  BALCAP since September 1996. From
                           Officer and a                    1993 to September 1996 he was Senior Vice President of the
                           Director                         Transportation  and Industrial Financing business unit of USL Capital.
                                                            Mr. Gebler has  been  President of the General Partner  since  1989 and a Director since 1990, and has been Chairman and CEO
                                                            since September 1996.   Mr. Gebler holds a bachelor
                                                            degree in mathematics from Clarkson University and graduate degrees in  Engineering and Management from the University of Michigan.


Richard V. Harris          Director                  51     Mr. Harris is Managing Director and Head of Global Leasing
                                                            of Bank of America, and Chairman and President of BALCAP.
                                                            He was elected President and CEO in 1982, adding the title of Chairman in 1988.  He has been a Director of the General
                                                            Partner since October 1996.  Other assignments at Bank of America have included responsibilities for Project Finance and Asset-Backed
                                                            Finance along with Leasing.  Prior to assuming his present responsibilities, Mr. Harris held both transactional and marketing management positions at BankAmerica Leasing.  Mr. Harris holds a B.S.E.E. degree in Electrical Engineering from Brigham Young
                                                            University and a Master of Business Administration
                                                            degree also from BYU.




                            Position with                                Principal Occupation and
      Name                 General Partner           Age                Employment for Last 5 Years
-----------------          ---------------          -----   ------------------------------------------------------

William A. Hasler          Director                  58     Mr. Hasler has been the Co-Chief Executive Officer of
                                                            Aphton Corporation, a biopharmaceutical company, since
                                                            July 1998 and a Director of the General Partner since
                                                            1995.  From August 1991 to June 1998 he was the Dean of
                                                            the Haas School of Business at the University of California
                                                            at Berkeley. From 1984 to 1991, he was vice chairman and
                                                            director of KPMG Peat Marwick and was responsible for its
                                                            worldwide consulting business. He is a member of the board of governors of The Pacific Stock Exchange and of the
                                                            board of directors of Selectron Corp., TCSI, Tenera,
                                                            Walker Interactive, and Aphton Corporation. He serves on
                                                            a presidential advisory board on critical technologies. He is a graduate of Pomona College and earned his MBA
                                                            from Harvard.

Richard P. Powers          Director                  59     Mr. Powers has been Executive Vice President of Finance and
                                                            Administration of Eclipse Surgical Technologies, Inc., a medical device company, since 1996 and a Director of the General Partner since 1996.  From 1981 to 1994, he was with Syntex Corporation, a pharmaceutical company, serving as Senior Vice President and Chief
                                                            Financial Officer of that company from 1986 to 1994. From 1994 to
                                                            1996 he served as consultant to various companies, including advising and assisting in the sale of Syntex Corporation to Roche Corporation in 1994.  Mr. Powers holds a Bachelor of Science degree in Accounting from Canisius College and a Masters in Business Administration from the University of Rochester.

K. Thomas Rose             Director                  54     Mr. Rose  has been Managing Director, Credit of BALCAP since 1992.
                                                            He has been a Director of the General Partner since October
                                                            1996.  Prior to his present responsibilities, Mr. Rose was with
                                                            Security Pacific Leasing Corporation as Executive Vice President -
                                                            Lease Services since 1973.  Mr.Rose holds a B.A. from California
                                                            State University, Fullerton and a Juris Doctorate degree from
                                                            Golden Gate University, School of Law.

Richard C. Walter          Chief Financial           54     Mr.   Walter  has  been  Senior  Vice   President   and Controller
                           Officer and a                    of  BALCAP  since  1992.  He  has  been  a director of the General
                           Director                         Partner  since  October  1996. Prior  to   assuming his present
                                                            responsibilities  at BALCAP,  Mr.  Walter was  with   Security
                                                            Pacific Leasing Corporation as Senior Vice President, Financial
                                                            Adminisrtration since 1973. He holds a Bachelor of Science degree in Business Administration and Accounting from Montana State
                                                            University.


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

         The Partnership reimburses the General Partner for fees paid to Directors of the General Partner who are not otherwise affiliated with the General Partner or its affiliates. In 1999, such unaffiliated directors were paid an annual fee of $14,500 plus $500 for each meeting attended.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

UNIT OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

         As of  February  28,  2000,  the  following  persons  were known to the
Partnership  to  be  beneficial   owners  of  more  than  five  percent  of  the
Partnership's equity securities:


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

--------------------

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


                                     Name of                      Amount and Nature of
   Title of Class                Beneficial Owner                 Beneficial Ownership          Percent of Class
   --------------                ----------------                 --------------------          ----------------

  Depositary Units               David B. Gebler                         700(1)                       (2)

  Depositary Units              William A. Hasler                         8,700                       (2)

                           All directors and executive                    9,400                       (2)
                               Officers as a group

--------------------

(1)      Includes 200 Units held by Mr. Gebler as custodian for a minor child as to which Mr. Gebler has shared voting and dispositive  power and as to which beneficial ownership is disclaimed.

(2)      Represents less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a discussion of certain fees, expenses and reimbursements payable and paid to the General Partner and its affiliates by the Partnership, see Note 6 of Notes to Financial Statements. From time to time, the Partnership has borrowed funds from BALCAP or BA Leasing & Capital, including advances for expense payments. All such borrowings were unsecured and bore interest at a floating rate not exceeding the prime rate. At December 31, 1999 Airlease owed BALCAP $129,439 for such borrowings.

         For a discussion of certain terms of the Limited Partnership Agreement regarding the Partnership's participation in aircraft leasing investments made by USL Capital and its Related Entities, see "BUSINESS-Acquisition of Additional Aircraft." For a discussion of aircraft formerly held jointly between the Partnership and USL Capital, see "BUSINESS- Participants in Leases."

                                     PART IV
                                     -------
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following financial statements of the Partnership are included in this report as Appendix A:
                                                                           Page
                                                                           ----

               Management's Responsibility for Financial Statements         A-1

               Independent Auditors' Report                         A-2 and A-3

               Financial Statements:

                    Statements of Income for the Years Ended
                    December 31, 1999, 1998 and 1997                        A-4

                    Balance Sheets, as of December 31, 1999 and
                    1998                                                   A-5

                    Statements of Cash Flows for the Years
                    Ended December 31, 1999, 1998 and 1997                 A-6

                    Statements of Changes in Partners' Equity
                    for the Years Ended December 31, 1999, 1998
                    and 1997                                               A-7

               Notes to Financial Statements                               A-7

               Financial statement schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

         (b) The Partnership did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1999.

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

  4.3(2) 8.75% Secured Non-recourse Note of Meridian Trust Company dated March 31, 1987 in favor of The World Wing Company Limited.

  4.4(2) Instructions and Consent Agreement dated as of March 31, 1987 between the Registrant and The Meridian Trust Company and the General Partner.

  10.1(1) Trust Agreement, together with Trust Agreement Supplement No. 1-5, dated as of July 10, 1986, between the Registrant, Meridian Trust Company and the General Partner.

  10.3(1) Lease Agreement, together with Lease Supplement Nos. 1-5, dated as of July 10, 1986, between Meridian Trust Company, not in its individual capacity but solely as Trustee, and Pacific Southwest Airlines.

--------------------

(1) Incorporated by reference to the Partnership's Registration Statement on Form S-1 (File No. 33-7985), as amended.

(2) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

  10.44(3) Aircraft Lease Agreement dated as of April 15, 1993 between Taurus Trust Company, Inc.(formerly Trust Company for USL, Inc.) as Owner Trustee, Lessor, and Federal Express Corporation, Lessee with respect to one (1) Boeing 727-2D4 Aircraft, U.S. Registration
              No. 362PA (manufacture serial no. 21850).

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

  10.51(5) Loan agreement secured by two aircraft leased to US Airways dated as of December 22, 1997, amended and restated as of December 15, 1998, 6 between Meridian Trust Company, as Trustee, as Borrower and Credit Lyonnais/PK AIRFINANCE, as Lender.

  27          Financial Data Schedule

--------------------

(3) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

(4) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2000.

                         AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP (Registrant)

                         By:     Airlease Management Services, Inc.,
                                 General Partner

                         By: /s/ DAVID B. GEBLER
                             ---------------------------------------------------
                                 David B. Gebler
                                 Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

For Airlease Management
Services, Inc. ("AMSI"), General Partner
----------------------------------------



 /s/ DAVID B. GEBLER                                              March 10, 2000
----------------------------------------
     David B. Gebler
     Chairman, Chief Executive Officer, President
     and Director of AMSI


 /s/ RICHARD C. WALTER                                            March 10, 2000
----------------------------------------
     Richard C. Walter
     Chief Financial Officer and Director of AMSI
     (Principal Financial Officer and Accounting Officer)


 /s/ RICHARD V. HARRIS                                            March 10, 2000
----------------------------------------
     Richard V. Harris
     Director of AMSI


 /s/ K. THOMAS ROSE                                               March 10, 2000
----------------------------------------
     K. Thomas Rose
     Director of AMSI



The foregoing constitute a majority of the members of the Board of Directors of Airlease Management Services, Inc. (the General Partner).

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Airlease Management Services, Inc. ("AMSI"), the General Partner of the Partnership is responsible for the preparation of the Partnership's financial statements and the other financial information in this report. This responsibility includes maintaining the integrity and objectivity of the financial records and the presentation of the Partnership's financial statements in accordance with generally accepted accounting principles.

The General Partner maintains an internal control structure designed to provide, among other things, reasonable assurance that Partnership records include the transactions of its operations in all material respects and to provide protection against significant misuse or loss of Partnership assets. The internal control structure is supported by careful selection and training of financial management personnel, by written procedures that communicate the details of the control structure to the Partnership's activities, and by staff of operating control specialists of Banc of America Leasing and Capital, LLC., which owns 100% of the stock of AMSI, who conduct reviews of adherence to the Partnership's procedures and policies.

The Partnership's financial statements have been audited by Ernst & Young L.L.P., independent auditors for the year ended December 31, 1999 and 1998, and by Coopers & Lybrand L.L.P., independent auditors for the years ended December 31, 1997. Their audits were conducted in accordance with generally accepted auditing standards which included consideration of the General Partner's internal control structure. The Independent Auditor's Reports appears on page A-2 and A-3.

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

REPORT OF INDEPENDENT AUDITORS

To the Partners of Airlease Ltd.,
A California Limited Partnership:

We have audited the accompanying balance sheets of Airlease Ltd. as of December 31, 1999 and 1998 and the related statements of income, changes in Partners'equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Airlease Ltd. for the years ended December 31, 1997, were audited by other auditors whose report dated January 21, 1998, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airlease Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG L.L.P.
------------------------
    Ernst & Young L.L.P.
    San Francisco, California
    January 31, 2000

INDEPENDENT AUDITORS' REPORT

To the Partners of Airlease Ltd.,
A California Limited Partnership:

We have audited the financial statements of Airlease Ltd., a California Limited Partnership listed in Part IV 14(A) of this form 10-K for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the partnership's operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ COOPERS AND LYBRAND L.L.P.
------------------------------
    Coopers & Lybrand L.L.P.
    San Francisco, California
    January 21, 1998


                 Airlease Ltd., A California Limited Partnership

                              STATEMENTS OF INCOME

                                                      For the years ended
                                                         December 31,
(In thousands except per-unit amount)         1999           1998           1997
--------------------------------------------------------------------------------
REVENUES

Finance lease income                       $ 7,614        $ 8,400        $ 9,028
Operating lease rentals                          0              0            170
Gain on sale of equipment                        0              0            393
Other income                                     0              0             12
                                           -------------------------------------
Total revenues                               7,614          8,400          9,603
                                           -------------------------------------

EXPENSES

Interest                                     1,270          1,704          2,028
Depreciation - operating leases                  0              0            273
Provision for doubtful accounts                  0              0            228
Management fee - general partner               629            651            679
Investor reporting                             339            298            771
General and administrative                     120            174            142
Tax on gross income                            548            699              0
                                           -------------------------------------
Total expenses                               2,906          3,526          4,121
                                           -------------------------------------
NET INCOME                                 $ 4,708        $ 4,874        $ 5,482
                                           -------------------------------------

NET INCOME ALLOCATED TO:

GENERAL PARTNER                            $    47        $    49        $    55
                                           -------------------------------------
Limited partners                             4,661          4,825          5,427
                                           -------------------------------------
NET INCOME PER LIMITED PARTNERSHIP
UNIT                                       $  1.01        $  1.04        $  1.17
                                           -------------------------------------

See notes to financial statements



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                             As of December 31,
(In thousands except unit data)                              1999           1998
--------------------------------------------------------------------------------
ASSETS

Cash                                                      $     2        $     9
Finance leases - net                                       67,509         75,443
Prepaid expenses and other assets                             276            361
                                                          ----------------------
Total assets                                              $67,787        $75,813
                                                          ======================

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Distribution payable to partners                          $ 1,915        $ 1,915
Accounts payable and accrued liabilities                      429            393
Taxes payable                                                   4            699
Long-term notes payable                                    10,092         14,505
                                                          ----------------------
Total liabilities                                          12,440         17,512
                                                          ======================

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

Limited partners (4,625,000 units outstanding)             54,794         57,718
General partner                                               553            583
                                                           ---------------------
Total partners' equity                                     55,347         58,301
                                                           ---------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $67,787        $75,813
                                                          ----------------------

See notes to financial statements



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                  For the years ended December 31,
(In thousands)                                                               1999               1998               1997
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  4,708           $  4,874           $  5,482
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                                0                  0                273
    Provision for doubtful account                                              0                  0                228
    Gain on sale of equipment                                                   0                  0               (393)
    Changes in assets and liabilities:
    Decrease in accounts payable and accrued liabilities                       36               (160)              (390)
    Decrease/(increase) in prepaid expenses and other assets                   85                (93)               (99)
    Increase/(decrease) in taxes payable                                     (695)               699                  0
                                                                         --------           --------           --------
Net cash provided by operating activities                                   4,134              5,320              5,101
                                                                         --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

Aircraft equipment purchase                                                     0                  0             (5,753)
Proceeds from sale of equipment                                                 0                  0              1,182
Increase/(decrease) in notes receivable                                         0                  0                  8
Rental receipts in excess of earned finance lease income                    7,934              7,147              6,219
                                                                         --------           --------           --------
Net cash provided by investing activities                                   7,934              7,147              1,656
                                                                         --------           --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit borrowing (repayment)-net                                 (2,474)             2,509              1,748
Repayment of long-term notes payable                                       (1,939)            (7,119)            (5,704)
Proceeds from issuance of long-term notes payable                               0                  0              9,000
Distributions paid to partners                                             (7,662)            (7,849)           (12,379)
                                                                         --------           --------           --------

Net cash used by financing activities                                     (12,075)           (12,459)            (7,335)
                                                                         --------           --------           --------



Increase/(decrease) in cash                                                   (7)                  8              (579)
Cash at beginning of year                                                      9                   1               580
                                                                         --------           --------           --------

Cash at end of year                                                      $     2             $     9          $      1
                                                                         --------           --------           --------
Additional information:
     Cash paid for interest                                              $ 1,187             $ 1,775          $  1,861
                                                                         --------           --------           --------

NON CASH INVESTING ACTIVITY

During 1997,  unpaid  accrued  costs were reduced by $28,000 and included in the gain on sale of aircraft.

See notes to financial statements



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                                           For the Years Ended
                                                    December 31, 1999, 1998, and 1997
                                                   -----------------------------------
                                                   General       Limited
(In thousands except per-unit amounts)             Partner      Partners         Total
--------------------------------------------------------------------------------------

Balance, December 31, 1996                           $651        $64,391       $65,042
Net Income - 1997                                      55          5,427         5,482
Distributions to partners declared
     ($2.02 per limited partnership unit)             (95)        (9,340)       (9,435)
--------------------------------------------------------------------------------------
Balance, December 31, 1997                            611         60,478        61,089
Net Income - 1998                                      49          4,825         4,874
Distributions to partners declared
     ($1.64 per limited partnership unit)             (77)        (7,585)       (7,662)
--------------------------------------------------------------------------------------
Balance, December 31, 1998                            583         57,718        58,301
Net Income - 1999                                      47          4,661         4,708
Distributions to partners declared
     ($1.64 per limited partnership unit)             (77)        (7,585)       (7,662)
--------------------------------------------------------------------------------------
Balance, December 31, 1999                           $553        $54,794       $55,347
======================================================================================

See notes to financial statements


                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION - Airlease Ltd., A California Limited Partnership (the "partnership") engages in the business of acquiring, either directly or through joint ventures, commercial jet aircraft, spare or separate engines and related rotable parts ("aircraft") and leasing such aircraft to domestic and foreign airlines and freight carriers. The general partner is Airlease Management Services, Inc., a wholly owned subsidiary of Banc of America Leasing and Capital LLC. ("BALCAP"). BALCAP also holds 793,750 limited partnership units and United States Airlease Holding, Inc. ("Holding"), a wholly owned subsidiary of BALCAP, holds 231,250 limited partnership units. An additional 3,600,000 units are publicly held.

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

2.  FINANCE LEASES

As of December 31, 1999, the partnership owns seven aircraft, which are all leased under finance leases. Five of the aircraft are leased to US Airways, Inc. In 1998, at the end of the initial 12-year term, US Airways, Inc. exercised its option to renew the lease for an additional three years, which renewal period was included in the original lease term for accounting under the generally accepted accounting principals. In 1999, 1998, and 1997, leases with US Airways, Inc. resulted in finance lease revenues of $5,873,000, $6,498,000, and $7,058,000, respectively.

The sixth aircraft, wholly owned by the partnership since January 31, 1997 when it purchased USL Capital's 50% interest in this aircraft for $5.7 million, is leased to Trans World Airlines (TWA) under a finance lease expiring in 2002. In 1999, 1998, and 1997 this lease with TWA, resulted in finance lease income of $1,310,000, $1,432,000, and $1,463,000, respectively.

The seventh aircraft is leased to Federal Express Corporation (FedEx) under a 13-year finance lease which expires in 2006. In 1999, 1998, and 1997 this lease with FedEx resulted in finance lease income of $431,000, $470,000, and $507,000, respectively.

The finance leases at December 31, 1999 and 1998, are summarized as follows (in thousands):


                                                    1999               1998
                                                 ---------          ---------

Receivable in installments                       $ 34,633           $ 50,180
Residual valuation                                 45,500             45,500
Unearned lease income                             (12,624)           (20,237)
                                                  --------           --------
NET INVESTMENT                                     $67,509            $75,443
                                                   =======            =======

Residual valuation, which is reviewed annually, represents the estimated amount to be received from the disposition of aircraft after lease termination. If necessary, residual adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease.

Finance lease receivables at December 31, 1999 are due in installments of $15,748,000 in 2000, $12,589,000 in 2001, $1,710,000 in 2002, $1,310,000 in
2003, and $3,276,000 thereafter.

3.  OPERATING LEASES

At December 31, 1999, the partnership did not own any aircraft subject to an operating lease. The last aircraft that was subject to an operating lease was sold in September 1997.

4.  LONG-TERM NOTES PAYABLE

As of December 31, 1999 and 1998 long-term notes payable included the following:

               A 7.4% non-recourse loan facility collateralized by the aircraft leased to FedEx, due in semi-annual installments of $451,000 through April 2006. At December 31, 1999 and 1998, $4,569,000 and $5,098,000, were outstanding, respectively.

               A 9.35% non-recourse loan facility collateralized by the aircraft leased to TWA, due in monthly installments of $150,000 through March 2002. At December 31, 1999 and 1998, $3,740,000 and
               $5,150,000, were outstanding, respectively. During 1998, the partnership renegotiated the terms of the 9.35% loan facility. As part of the re-negotiation, the partnership was able to prepay $2.0 million in principal and reduce the interest rate 50 basis points from 9.85% to 9.35%.

               A $7.5 million three-year revolving loan facility obtained in February 1998. The facility was initially collateralized by one aircraft on lease to US Airways, Inc., was guaranteed by the partnership, and bore an interest rate of three-month Libor plus 225 basis points. In December 1998, this loan facility was expanded by $5.0 million and the variable interest rate was lowered to 212.50 basis points over the three-month Libor when another aircraft leased to US Airways was added as additional collateral. At December 31, 1999 $1,783,000 was outstanding and approximately $5,937,000 was available under this facility. At December 31, 1998, $4,257,000 was outstanding.

Based upon amounts outstanding at December 31, 1999, the minimum future principal payments on all outstanding fixed-rate long-term notes payable are due as follows (in thousands):



             2000                                     $2,214
             2001                                      2,287
             2002                                      1,078
             2003                                        710
             Thereafter                                2,020
                                                     -------
             Total Fixed Term Debt                     8,309

             Revolving Line of Credit
               Outstanding at 12/31/99                 1,783
                                                    --------
             TOTAL LONG TERM DEBT                    $10,092
                                                    ========


5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents carrying amounts and fair values of the partnership's financial instruments at December 31, 1999 and 1998. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.


                                  1999              1999             1998              1998
(In thousands)              Carrying Amount      Fair Value     Carrying Amount     Fair Value
                            ---------------      ----------     ---------------     ----------

Long-term notes payable
       (Note 4)                  $10,092           $9,956           $14,505          $14,523


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

6.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

In accordance with the Agreement of Limited Partnership, the general partner and its affiliates receive expense reimbursement, fees and other compensation for services provided to the partnership.

Amounts earned by the general partner and affiliates for the years ended December 31, 1999, 1998, and 1997, were as follows (in thousands):


                                        1999               1998             1997
                                        ----               ----             ----

Management fees                         $577               $599             $620
Disposition and remarketing fees          52                 52              123
Acquisition fees                           0                  0               85
Reimbursement of other costs              79                 79               79
Reimbursement of interest costs            7                  7                5
                                        ----               ----             ----
TOTAL                                   $715               $737             $912
                                        ====               ====             ====


The general partner was allocated its 1% share of the partnership net income and cash distributions. Holding and BALCAP, each a limited partner and an affiliate of the general partner, were also allocated their share of income and cash distributions.

7.  FEDERAL INCOME TAX STATUS

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

In August 1997, federal tax laws were amended to provide PTP's a third alternative. Under these amended laws, PTP's are allowed to continue to be publicly traded during 1998 and subsequent years without becoming subject to corporate income tax if they elect to pay a 3.5% federal tax on gross income.

The board of directors of the General Partner unanimously concluded, after authorization from the unitholders and consideration of a number of factors, including the 1997 tax law changes and the benefits of liquidity, that is was in the best interests of the unitholders for the partnership to remain publicly traded at that time. Accordingly, in January 1998 the partnership made an election to pay the annual gross income tax at the partnership level.

8.  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (ANAUDITED)

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

The difference between the method of accounting for income tax reporting and the method of accounting used in the accompanying financial statements are as follows (in thousands except per unit amounts):


                                                                         1999              1998              1997
                                                                         ----              ----              ----

Net income per financial statements:                                 $  4,708          $  4,874          $  5,482
Increases (decreases) resulting from:

   3.5% Gross Income Tax - non deductible                                 544               544                 0
   Gain on sale of equipment                                                0                 0               482
   Lease rents earned less finance lease income                         7,934             7,147             6,520
Depreciation and amortization                                          (2,605)           (6,071)           (5,557)
                                                                      --------         ---------         ---------
Income per income tax method                                           10,581             6,494             6,927
Allocable to general partner                                             (106)              (65)              (69)
                                                                      --------         ---------         ---------
TAXABLE INCOME ALLOCABLE TO LIMITED PARTNERS                         $ 10,475          $  6,429          $  6,858

Taxable income (loss) per limited partnership unit after
giving effect to taxable income allocable to general partner
(amount based on a unit owned from October 10, 1986)                 $   2.26          $   1.39          $   1.48

Partner's equity per financial statements                            $ 55,347          $ 58,301          $ 61,089
Cumulative increases (decreases) resulting from:

   Gain on sale of equipment                                                0                 0               482
   Lease rents less earned finance lease income                        55,401            47,467            40,420
   Deferred underwriting discounts and commissions
   and organization costs                                               5,361             5,361             5,351

Accumulated depreciation and amortization                             (64,285)          (61,681)          (56,779)
TBT interest income less TBT rental expense                           (54,030)          (54,030)          (54,030)
                                                                     ---------         ---------         ---------
PARTNERS' EQUITY PER INCOME TAX METHOD                               $( 2,206)         $( 4,580)         $( 3,467)


9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per unit amounts):


1999                                                 March 31                June 30              Sept. 30                  Dec. 31
----                                                 --------                -------              --------                  -------
Total Revenues                                         $1,982                 $1,928                $1,879                   $1,825
Net Income                                             $1,192                 $1,157                $1,132                   $1,227
Net Income Per Limited Partnership Unit                 $0.26                  $0.25                 $0.24                    $0.26
Unit
  Unit Trading Data:
  Unit Prices (high-low) on NYSE           $12 3/4 - $12 3/16    $12 3/8 - $10 13/16    $12 5/16 - $11 1/2    $11 14/16 - $10 15/16
  Unit Trading Volumes on NYSE                            309                    293                   250                      246



1998                                                 March 31                June 30              Sept. 30                  Dec. 31
----                                                 --------                -------              --------                  -------
Total Revenues                                         $2,170                 $2,122                $2,079                   $2,029
Net Income                                             $1,296                 $1,190                $1,205                   $1,183
Net Income Per Limited Partnership Unit                 $0.28                  $0.25                 $0.26                    $0.25
Unit
  Unit Trading Data:
  Unit Prices (high-low) on NYSE            $14 1/2 - $12 5/8          $14 - $12 1/2    $13 7/16 - $12 1/2        $13 3/8 - $12 3/8
  Unit Trading Volumes on NYSE                            343                    303                   302                      281


                                INDEX TO EXHIBITS

    Exhibit No.       Description

                 27.  Financial Data Schedule.