Form 10-Q
period 2000-03-31
AIRLEASE LTD
filed 2000-04-25
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                          Commission file number 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                             94-3008908
     ------------------------         ------------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)

    555 California Street, 4th floor, San Francisco, CA               94104
    ---------------------------------------------------               -----
          (Address of principal executive offices)                  (Zip Code)


                                 (415) 765-1814
                   ------------------------------------------
              (Registrant's telephone number, including area code)



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

                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

         Item 1.   Financial Statements

                   Balance Sheets --
                      March 31, 2000 and December 31, 1999..................3

                   Statements of Income --
                      Three months ended March 31, 2000 and 1999............4

                   Statements of Cash Flows
                      Three months ended March 31, 2000 and 1999............5

                   Notes to Financial Statements............................6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............7

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk..............................................8



Part II - Other Information:

         Item 6.   Exhibits and Reports on Form 8-K.........................9
                   Signatures..............................................10



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                        March 31,
                                                          2000                 December 31,
(In thousands except unit data)                        (Unaudited)                 1999
-------------------------------------------------------------------------------------------

ASSETS

Cash                                                    $      3                $      2
Finance leases - net                                      65,721                  67,509
Prepaid expenses and other assets                            247                     276
                                                        --------                --------

          Total assets                                  $ 65,971                $ 67,787
                                                        ========                ========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                        $  2,102                $  1,915
Accounts payable and accrued liabilities                     443                     429
Taxes Payable                                                141                       4
Long-term notes payable                                    8,943                  10,092
                                                        --------                --------

          Total liabilities                               11,629                  12,440
                                                        --------                --------


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)            53,799                  54,794
General partner                                              543                     553
                                                        --------                --------

          Total partners' equity                          54,342                  55,347
                                                        --------                --------

          Total liabilities and partners' equity        $ 65,971                $ 67,787
                                                        ========                ========

-----------------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS




                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                                Three Months Ended
(Unaudited; in thousands                             March 31,
except per unit amounts)                      2000               1999
----------------------------------------------------------------------
REVENUES

Finance lease income                             $1,771        $1,982
                                                 ------        ------

          Total revenues                          1,771         1,982
                                                 ------        ------


EXPENSES

Interest                                            263           347
Management fee - general partner                    153           159
Investor reporting                                   79            70
General and administrative                           42            39
Tax on gross income                                 137           175
                                                 ------        ------

          Total expenses                            674           790
                                                 ------        ------


Net Income                                       $1,097        $1,192
                                                 ======        ======

Net Income Allocated To:

General Partner                                  $   11        $   12
                                                 ======        ======

Limited Partners                                 $1,086        $1,180
                                                 ======        ======

Net Income Per Limited Partnership Unit          $ 0.23        $ 0.26
                                                 ======        ======

-----------------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS




                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                       March 31,
(Unaudited; in thousands)                                                         2000             1999
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                     $ 1,097          $ 1,192
Adjustments to reconcile net income to net cash provided
by operating activities:
Increase in accounts payable and accrued liabilities                                14               54
Increase/(decrease) in taxes payable                                               137             (524)
Decrease in prepaid expenses and other assets                                       29               15
                                                                                ------          -------
  Net cash provided by operating activities                                      1,277              737
                                                                                ------          -------

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance lease income                         1,788            1,578
                                                                                ------          -------

  Net cash provided by investing activities                                      1,788            1,578
                                                                                ------          -------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings/(repayments) under lines of credit, net                                (783)             (40)
Repayment of long-term notes payable                                              (365)            (365)
Distributions paid to partners                                                  (1,916)          (1,916)
                                                                                ------          -------

  Net cash used by financing activities                                         (3,064)          (2,321)
                                                                                ------          -------

Increase (decrease) in cash                                                          1               (6)
Cash at beginning of period                                                          2                9
                                                                                ------          -------

  Cash at end of period                                                        $     3          $     3
                                                                                ======          =======


ADDITIONAL INFORMATION

Interest paid                                                                  $   163          $   206
                                                                                ======          =======

-----------------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     BASIS OF PRESENTATION - The accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership's management, necessary for a fair presentation of the financial position and results of operations for the presented periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 1999 balance sheet included herein is taken from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 1999. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 1999.

2.   NET INCOME PER LIMITED PARTNERSHIP UNIT
     ---------------------------------------

     Net Income Per Limited Partnership Unit is computed by dividing the net income allocated to the Limited Partners by the weighted average of the units outstanding (4,625,000).

3.   INCOME TAXES
     ------------

     In January 1998, the Partnership made an election to pay an annual federal tax of 3.5% and a 1% California tax at the Partnership level on its gross income beginning January 1, 1998. The election was made in order to avoid a limitation on the public trading of the Partnership's units.

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

The Partnership presently has three long-term debt facilities. At March 31, 2000, the following amounts were outstanding: $4.6 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $3.4 million on a 9.35% non-recourse note collateralized by one aircraft on lease to Trans World Airlines; and $1 million on a long-term variable rate revolving loan facility guaranteed by the Partnership and collateralized by two aircraft on lease to US Airways. At March 31, 2000 approximately $6 million remains available under the revolving loan facility.

At March 31, 2000, long-term borrowings of $8.9 million represented 7.3 % of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first three months of 2000 were $0.41 per limited
partnership   unit,   representing   the  regular   1999   fourth-quarter   cash
distribution.

In March 2000, the Partnership declared a first-quarter 2000 cash distribution of $0.45 per unit totaling $2,102,275 and payable on May 15, 2000 to unitholders of record on March 31, 2000. The four-cent increase from the declared 1999 fourth-quarter distribution reflects higher cash flow resulting from consistent rental receipts from lessees and lower expenses. Since this distribution was in excess of earnings, Partnership equity declined to $54.3 million at March 31, 2000, and limited partner equity per unit declined to $11.33. The portion of the distribution in excess of net income constitutes a return of capital.

Results of Operations
---------------------

The Partnership earned $1,097,000 in the first quarter ended March 31, 2000, a decrease of $95,000 or 8% from the 1999 first-quarter earnings of $1,192,000. First-quarter revenues were $1,771,000, compared with last year's first-quarter revenues of $1,982,000.

The revenue reduction in the first three months of 2000 is primarily due to the scheduled decline in finance lease income as the net investment in finance leases declined.

Expenses for the first three months of 2000 were $674,000, a decrease of $116,000 from $790,000 for the comparable 1999 period. The decline in expenses is primarily due to lower interest expense in 2000 as a result of the Partnership's reduced debt balances.

Portfolio
---------

As of March 31, 2000 the Partnership's portfolio consisted entirely of Stage III aircraft; six are MD 82s and one is a 727-200 FH. Stage III aircraft meet the FAA noise compliance regulations for aircraft operated in the continental United States after December 31, 1999.

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


            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The General Partner believes there has been no material change in the Partnership's exposure to market risk from that discussed in the Partnership's Annual Report on Form 10-k for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a) Exhibits
               27.  Financial Data Schedule.

           (b) The Partnership did not file any reports on Form 8-k during the quarter ended March 31, 2000.

                                   SIGNATURES
                                   ==========


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AIRLEASE LTD., A CALIFORNIA LIMITED
                                 PARTNERSHIP

                                 By:  Airlease Management Services, Inc.
                                      General Partner


April 24, 2000                   By:  /s/ DAVID B. GEBLER
--------------------                ------------------------------------------
Date                                      David B. Gebler
                                          Chairman, Chief Executive Officer
                                          and President

April 24, 2000                   By:  /s/ RICHARD C. WALTER
--------------------                -----------------------------------------
Date                                      Richard C. Walter
                                          Chief Financial Officer