Form 10-Q
period 2000-06-30
AIRLEASE LTD
filed 2000-07-31
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

Commission file number 1-9259

AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California	94-3008908
(State of Organization)	(I.R.S. Employer Identification No.)

555 California Street, 4th floor, San Francisco, CA 94104

(Address of principal executive offices)

(415) 765-1814

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

I N D E X

Page No.

Part I - Financial Information:

         Item 1.   Financial Statements

                   Balance Sheets --
                      June 30, 2000 and December 31, 1999.......................3

                   Statements of Income --
                      Three and six months ended June 30, 2000 and 1999.........4

                   Statements of Cash Flows
                      Six months ended June 30, 2000 and 1999...................5

                   Notes to Financial Statements................................6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations................7

         Item 3.   Quantitative and Qualitative Disclosures about
                   Market Risk..................................................8

Part II - Other Information:

         Item 6.   Exhibits and Reports on Form 8-K.............................9
                   Signatures..................................................10

PART I      -     FINANCIAL INFORMATION

ITEM 1.    -    FINANCIAL STATEMENTS

AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

BALANCE SHEETS

                                                    June 30,
                                                      2000            December 31,
(In thousands except unit data)                    (Unaudited)           1999
---------------------------------------------------------------------------------

ASSETS

Cash                                                $     16          $      2
Finance leases - net                                  63,218            67,509
Prepaid expenses and other assets                        219               276
                                                    --------          --------

          Total assets                              $ 63,453          $ 67,787
                                                    ========          ========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                    $  2,102          $  1,915
Accounts payable and accrued liabilities                 324               429
Taxes Payable                                              1                 4
Long-term notes payable                                7,721            10,092
                                                    --------          --------

          Total liabilities                           10,148            12,440
                                                    --------          --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)        52,772            54,794
General partner                                          533               553
                                                    --------          --------

          Total partners' equity                      53,305            55,347
                                                    --------          --------

          Total liabilities and partners' equity    $ 63,453          $ 67,787
                                                    ========          ========

___________________________________________

See NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

STATEMENTS OF INCOME

                                            Three Months Ended    Six Months Ended
(Unaudited; in thousands                          June 30,             June 30,
except per unit amounts)                      2000       1999      2000     1999
-----------------------------------------------------------------------------------

REVENUES

Finance lease income                        $1,712     $1,928    $3,483   $3,910
                                            ------     ------    ------   ------

          Total revenues                     1,712      1,928     3,483    3,910
                                            ------     ------    ------   ------

EXPENSES

Interest                                       238        327       501      674
Management fee - general partner               152        158       305      317
Investor reporting                              79         69       158      139
General and administrative                      41         42        83       81
Tax on gross income                            137        175       274      350
                                            ------     ------    ------   ------

          Total expenses                       647        771     1,321    1,561
                                            ------     ------    ------   ------

Net Income                                  $1,066     $1,157    $2,162   $2,349
                                            ======     ======    ======   ======

Net Income Allocated To:

General Partner                             $   11     $   12    $   22   $   23
                                            ======     ======    ======   ======

Limited Partners                            $1,055     $1,145    $2,140   $2,326
                                            ======     ======    ======   ======
Net Income Per Limited Partnership
Unit                                        $ 0.23     $ 0.25    $ 0.46   $ 0.50
                                            ======     ======    ======   ======

___________________________________________

See NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                                 June 30,
(Unaudited; in thousands)                                   2000             1999
---------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                               $ 2,162          $ 2,349
Adjustments to reconcile net income to net cash
provided by operating activities:
Decrease in accounts payable and accrued liabilities        (105)             (69)
Decrease in taxes payable                                     (3)            (660)
Decrease in prepaid expenses and other assets                 57               28
                                                          ------          -------
  Net cash provided by operating activities                2,111            1,648
                                                          ------          -------

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance lease
income                                                     4,291            3,864
                                                          ------          -------

  Net cash provided by investing activities                4,291            3,864
                                                          ------          -------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings/(repayments) under lines of credit, net        (1,353)            (720)
Repayment of long-term notes payable                      (1,018)            (965)
Distributions paid to partners                            (4,017)          (3,831)
                                                          ------          -------

  Net cash used by financing activities                   (6,388)          (5,516)
                                                          ------          -------

Increase (decrease) in cash                                   14               (4)
Cash at beginning of period                                    2                9
                                                          ------          -------

  Cash at end of period                                  $    16          $     5
                                                          ======          =======

ADDITIONAL INFORMATION

Interest paid                                            $   477          $   617
                                                          ======          =======

___________________________________________

See NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

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

3.     INCOME TAXES

        In January 1998, the Partnership made an election to pay an annual combined federal and state tax at the Partnership level of 4.5% tax on its applicable gross income beginning January 1, 1998. The election was made in order to avoid a limitation on the public trading of the Partnership's units.

AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

ITEM 2.    -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership presently has three long-term debt facilities. At June 30, 2000, the following amounts were outstanding: $4.3 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $3.0 million on a 9.35% non-recourse note collateralized by one aircraft on lease to Trans World Airlines; and $0.4 million on a long-term variable rate revolving loan facility guaranteed by the Partnership and collateralized by two aircraft on lease to USAirways. At June 30, 2000 approximately $6.0 million remains available under the revolving loan facility.

At June 30, 2000, long-term borrowings of $7.7 million represented 6.3% of the original cost of the aircraft presently owned by the partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first six months of 2000 were $0.86 per limited partnership unit, representing the regular 1999 fourth-quarter cash distribution of $0.41 per unit and the regular 2000 first-quarter cash distribution of $0.45 per unit.

In June 2000, the Partnership declared a second-quarter 2000 cash distribution of $0.45 per unit totaling $2,102,273 payable on August 15, 2000, to unitholders of record on June 30, 2000. Since this distribution and the first-quarter 2000 distribution were in excess of earnings, Partnership equity declined to $53.3 million at June 30, 2000 from $55.3 million at December 31, 1999, and limited partner equity per unit declined to $11.41. The portion of the distribution in excess of net income constitutes a return of capital. The 1999 second-quarter cash distribution was $0.41 per unit.

Results of Operations

The Partnership earned $1,066,000 in the second quarter ended June 30, 2000, a decrease of $91,000 or 7.8% from 1999 second-quarter earnings of $1,157,000. Second-quarter revenues were $1,712,000, compared with last year's second-quarter revenues of $1,928,000.

Net income for the first six months of 2000 was $2,162,000, compared with net income of $2,349,000 for the first six months of 1999. Revenues for the first half of 2000 were $3,483,000, compared with revenues of $3,910,000 for the first half of 1999.

The revenue reduction in the first half of 2000 is primarily due to the scheduled decline in finance lease income as the balances due from the leases declined (smaller asset base).

Expenses for the first six months of 2000 were $1,321,000, or $240,000 lower than expenses of the first six months of 1999 of $1,561,000. The decline in expenses is primarily due to lower interest expense in 2000 as a result of the Partnership's reduced debt balances.

Portfolio Matters

As of June 30, 2000 the Partnership's portfolio consisted entirely of Stage III aircraft; six are MD 82s and one is a 727-200 FH. Stage III aircraft meet the FAA noise compliance regulations for aircraft operated in the continental United States after December 31, 1999.

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

ITEM 3.    -     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK

The General Partner believes there has been no material change in the Partnership's exposure to market risk from that discussed in the Partnership's Annual Report on Form 10-k for the year ended December 31, 1999.

PART II      -    OTHER INFORMATION

ITEM 6.    -      EXHIBITS AND REPORTS ON FORM 8-K

                          (a) Exhibits

                                27.      Financial Data Schedule

                          (b) The Partnership did not file any reports on Form 8-K during the quarter ended
                                June 30, 2000.

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

                                                               AIRLEASE LTD., A CALIFORNIA LIMITED
                                                               PARTNERSHIP

                                                               By: Airlease Management Services, Inc. General Partner

Date: July 31, 2000                                 /s/ DAVID B. GEBLER
                                                                 David B. Gebler
                                                                 Chairman, Chief Executive Officer and President

Date: July 31, 2000                                 /s/ RICHARD C. WALTER
                                                                 Richard C. Walter
                                                                 Chief Financial Officer