Form 10-Q
period 2000-09-30
AIRLEASE LTD
filed 2000-10-27
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

I N D E X

Page No.

Part I - Financial Information:

            Item 1. Financial Statements

                        Balance Sheets --
                        September 30, 2000 and December 31, 1999.........................................................3

                        Statements of Income --
                        Three and nine months ended September 30, 2000 and 1999.................................4

                        Statements of Cash Flows
                        Nine months ended September 30, 2000 and 1999................................................5

                        Notes to Financial Statements...............................................................................6

            Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of Operations......................................................7

            Item 3. Quantitative and Qualitative Disclosures about
                        Market Risk.........................................................................................................8

Part II - Other Information:

            Item 6. Exhibits and Reports on Form 8-K.. ....................................................................9

                        Signatures.........................................................................................................10

PART I      -     FINANCIAL INFORMATION

ITEM 1.    -    FINANCIAL STATEMENTS

AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

BALANCE SHEETS

                                                  September 30,
                                                      2000            December 31,
(In thousands except unit data)                    (Unaudited)           1999
---------------------------------------------------------------------------------

ASSETS

Cash                                                $      1          $      2
Finance leases - net                                  64,276            67,509
Prepaid expenses and other assets                        190               276
                                                    --------          --------

          Total assets                              $ 64,467          $ 67,787
                                                    ========          ========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                    $  2,102          $  1,915
Accounts payable and accrued liabilities                 537               429
Taxes Payable                                            138                 4
Long-term notes payable                                9,453            10,092
                                                    --------          --------

          Total liabilities                           12,230            12,440
                                                    --------          --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)        51,715            54,794
General partner                                          522               553
                                                    --------          --------

          Total partners' equity                      52,237            55,347
                                                    --------          --------

          Total liabilities and partners' equity    $ 64,467          $ 67,787
                                                    ========          ========

___________________________________________

See NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

STATEMENTS OF INCOME

                                            Three Months Ended    Nine Months Ended
(Unaudited; in thousands                       September 30,        September 30,
except per unit amounts)                      2000       1999      2000     1999
-----------------------------------------------------------------------------------

REVENUES

Finance lease income                        $1,657     $1,879     $5,140   $5,789
                                            ------     ------     ------   ------

          Total revenues                     1,657      1,879      5,140    5,789
                                            ------     ------     ------   ------

EXPENSES

Interest                                       217        311        718      985
Management fee - general partner               150        157        455      474
Investor reporting                              79         70        237      209
General and administrative                      40         34        123      115
Tax on gross income                            137        175        411      525
                                            ------     ------     ------   ------

          Total expenses                       623        747      1,944    2,308
                                            ------     ------     ------   ------

Net Income                                  $1,035     $1,132     $3,196   $3,481
                                            ======     ======     ======   ======

Net Income Allocated To:

General Partner                             $   10     $   11     $   32   $   35
                                            ======     ======     ======   ======

Limited Partners                            $1,025     $1,121     $3,164   $3,446
                                            ======     ======     ======   ======
Net Income Per Limited Partnership
Unit                                        $ 0.22     $ 0.24     $ 0.68   $ 0.75
                                            ======     ======     ======   ======

___________________________________________

See NOTES TO CONDENSED FINANCIAL STATEMENTS

AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                               September 30,
(Unaudited; in thousands)                                   2000             1999
---------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                               $ 3,196          $ 3,481
Adjustments to reconcile net income to net cash
provided by operating activities:
Increase in accounts payable and accrued liabilities         108               72
Increase/(decrease) in taxes payable                         134             (582)
Decrease in prepaid expenses and other assets                 86               57
                                                          ------          -------
  Net cash provided by operating activities                3,524            3,028
                                                          ------          -------

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance lease
income                                                     3,233            5,544
                                                          ------          -------

  Net cash provided by investing activities                3,233            5,544
                                                          ------          -------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings/(repayments) under lines of credit, net           762           (1,520)
Repayment of long-term notes payable                      (1,401)          (1,314)
Distributions paid to partners                            (6,119)          (5,746)
                                                          ------          -------

  Net cash used by financing activities                   (6,758)          (8,580)
                                                          ------          -------

Decrease in cash                                              (1)              (8)
Cash at beginning of period                                    2                9
                                                          ------          -------

  Cash at end of period                                  $     1          $     1
                                                          ======          =======

ADDITIONAL INFORMATION

Interest paid                                            $   597          $   822
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
                        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership presently has three long-term debt facilities. At September 30, 2000, the following amounts were outstanding: $4.3 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $2.6 million on a 9.35% non-recourse note collateralized by one aircraft on lease to Trans World Airlines; and $2.5 million on a long-term variable rate revolving loan facility guaranteed by the Partnership and collateralized by two aircraft on lease to USAirways. At September 30, 2000 approximately $3.2 million remains available under the revolving loan facility.

At September 30, 2000, long-term borrowings of $9.5 million represented 7.8% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first nine months of 2000 were $1.31 per limited partnership unit, representing the regular 1999 fourth-quarter cash distribution of $0.41 per unit and the regular 2000 first and second quarter cash distributions of $0.45 per unit.

In September 2000, the Partnership declared a third-quarter 2000 cash distribution of $0.45 per unit totaling $2,102,273 payable on November 15, 2000, to unitholders of record on September 29, 2000. Since this distribution and the first and second quarter 2000 distributions were in excess of earnings, Partnership equity declined to $52.2 million at September 30, 2000 from $55.3 million at December 31, 1999, and limited partner equity per unit declined to $11.18. The portion of the distribution in excess of net income constitutes a return of capital. The 1999 third-quarter cash distribution was $0.41 per unit.

Results of Operations

The Partnership earned $1,035,000 in the third quarter ended September 30, 2000, a decrease of $97,000 or 8.6% from 1999 third-quarter earnings of $1,132,000. Third-quarter revenues were $1,657,000, compared with last year's third-quarter revenues of $1,879,000.

Net income for the first nine months of 2000 was $3,196,000, compared with net income of $3,481,000 for the first nine months of 1999. Revenues for the first nine months of 2000 were $5,140,000 compared with revenues of $5,789,000 for the comparable period of 1999.

The revenue reduction is primarily due to the balances due from the lessees continuing to decline (smaller asset base), and the resulting decline in finance lease income in 2000.

Expenses for the first nine months of 2000 were $1,944,000, or $364,000 from $2,308,000 for the comparable 1999 period. The decline in expenses is primarily due to lower interest expense in 2000 as a result of the Partnership's reduced debt balances.

Portfolio Matters

As of September 30, 2000 the Partnership's portfolio consisted entirely of Stage III aircraft; six are MD 82s and one is a 727-200 FH. Stage III aircraft meet the FAA noise compliance regulations for aircraft operated in the continental United States after December 31, 1999.

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

                          (a) Exhibits

                                27.      Financial Data Schedule

                          (b) The Partnership did not file any reports on Form 8-K during the quarter ended
                                September 30, 2000.

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

Date: October 27, 2000                             /s/ DAVID B. GEBLER
                                                                 David B. Gebler
                                                                 Chairman, Chief Executive Officer and President

Date: October 27, 2000                             /s/ RICHARD C. WALTER
                                                                 Richard C. Walter
                                                                 Chief Financial Officer