Form 10-K
period 2000-12-31
AIRLEASE LTD
filed 2001-03-26
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                           Commission File No. 1-9259


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


          555 California Street, Fourth Floor, San Francisco, CA 94104
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

         Aggregate market value of Depositary Units, held by non-affiliates of the registrant as of the close of business at March 19, 2001 was $42,548,610.00.

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I
ITEM 1.    BUSINESS..........................................................  3

ITEM 2.    PROPERTIES........................................................ 14

ITEM 3.    LEGAL PROCEEDINGS................................................. 14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 14

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS........................................................... 15

ITEM 6.    SELECTED FINANCIAL DATA........................................... 18

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................... 19

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK....................................................... 22

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 23

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.......................................... 23

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 23

ITEM 11.   EXECUTIVE COMPENSATION............................................ 25

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 25

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 26

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K. 27

SIGNATURES................................................................... 30

INDEX TO EXHIBITS...........................................................A-12

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                                    FORM 10-K


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


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

         In September 30, 2001, the leases with US Airways for five of the seven aircraft in the Partnership's aircraft portfolio expire. Under the leases, US Airways is required, by April 2001, to decide whether to renew the leases or to return the aircraft. If US Airways elects to renew the leases, the leases will continue but perhaps at a lower lease rate. Alternatively, if US Airways decides to return the aircraft, the General Partner will market the aircraft to others for either sale or a new lease.

         If the five aircraft on lease to US Airways, which represent approximately 73% of the Partnership's portfolio, are sold, the General Partner would likely seek also to sell the remaining two aircraft in the Partnership's portfolio. The Partnership intends to distribute the net proceeds from the sale of any aircraft to Unitholders.

         As the time of lease expirations nears, distributions to Unitholders will depend more on the residual value of the aircraft in the Partnership's portfolio than on the rental payment obligation from existing lessees (the booked residual value per unit is $9.74.) Although the Partnership has consistently sold aircraft at prices in excess of book value, aircraft values depend on the supply and demand for aircraft, economic conditions, and other factors. Consequently, the General Partner cannot precisely determine the net proceeds availablefrom the sale of aircraft or whether such proceeds will be above or below book value.

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

         The following table describes the Partnership's aircraft portfolio at December 31, 2000:



------------------------------------------------------------------------------------------------------------------

                   Number &                                  Current      Purchase
                 type; year of   Ownership   Acquired by      lease       price (in       Type           Noise
Lessee              Delivery     Interest    Partnership    expiration    millions)     of lease     compliance(1)
------           -------------   ---------   -----------    ----------    ---------     --------     -------------

USAirways           5 MD-82        100%          1986          2001         $91.0        Direct        Stage III
                    1981 (2)                                                            finance

FedEx             1 727-200FH      100%          1987          2006         $18.5(3)     Direct        Stage III
                      1979                                                              finance

TWA                 1 MD-82        100%          1988(4)       2002         $15.8(4)     Direct        Stage III
                      1984                                                              finance


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

------------------------------------------------------------------------------------------------------------------



         At December 31, 2000, the book value of aircraft by lessee as a percent of total assets was as follows: US Airways, 72.6%; FedEx, 12.8%; and TWA, 14.3%. Revenues by lessee as a percentage of total revenue for 2000 and 1999, respectively, were as follows: US Airways, 76.8% and 77.1%; TWA, 17.4% and 17.2%; and FedEx, 5.9% and 5.7%.

         TWA filed for Chapter 11 bankruptcy protection on January 10, 2001 and failed to make its lease payments under its lease with the Partnership on December 22, 2000, January 22, 2001 and February 22, 2001. On March 13, 2001, TWA made its lease payments that were due on December 22, 2000 and January 22, 2001. TWA is expected to file with the U.S. Bankruptcy Court a stipulation, agreement and order pursuant to which TWA agrees to cure the February 22, 2001 lease payment default within certain time limits. On March 12, 2001, the U.S. Bankruptcy Court approved the sale of most assets of TWA to the parent corporation of American Airlines, Inc. ("American Airlines"). Consummation of the sale is subject to federal antitrust regulatory approval and other closing conditions.

         On February 27, 2001, the Partnership and American Airlines entered into an assumption and lease agreement (the "Assumption and Lease Agreement") pursuant to which American Airlines, subject to consummation of the sale to American Airlines of the TWA assets and other conditions, has agreed to assume or cause one of its subsidiaries to assume the TWA lease. If assumed by American Airlines, the lease would be amended to reduce the monthly rent from the present rent of $200,000 to a rent of $90,000 through January 1, 2002 and $100,000 thereafter, and to extend the lease expiration date from 2002 to 2009. In addition, the Partnership would have the right to exercise a put option requiring American Airlines to purchase the leased aircraft, on any date between October 1, 2001 and March 31, 2002, at a price of $9 million if purchased in 2001 or $8.9 million if purchased thereafter.

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

         Because of these factors, finding new aircraft investments like those made by the Partnership in the past and that offer an appropriate balance of risk and reward has been difficult. During the past seven years the Partnership has made only two aircraft investments, both of which were possible because of special circumstances.

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


DESCRIPTION OF LEASES

         All aircraft now owned by the Partnership are leased to third parties pursuant to full-payout (direct finance) leases. Generally, operating leases are for a shorter term than full-payout leases and, therefore, it is necessary to remarket the aircraft in order to recover the full investment. Full-payout leases are generally for a longer term and hence provide more predictable revenue than operating leases.

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

         On September 29, 1997 the Partnership sold its one-half ownership interest in a DC9-51 aircraft on lease to Sun Jet International, Inc. The sale price was $1.2 million, resulting in a gain of $393,000 even though the lessee had filed for bankruptcy in June 1997, and had ceased making the rent payments. The proceeds were distributed to Unitholders in the fourth quarter of

1997. See "Competitive Position of the Partnership" above. See "Principal Investment Objectives" above for a discussion of the General Partner's present expectations regarding the disposition of the aircraft in the Partnership's portfolio.

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



         See "Aircraft  Portfolio" above, for a description of the Partnership's
aircraft  portfolio.   At  December  31,  2000,  all  of  the  aircraft  in  the
Partnership's portfolio were Stage III aircraft.

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

FEDERAL INCOME TAXATION

         The Partnership is considered a publicly traded partnership ("PTP") under the Revenue Act of 1987 with a special tax status, whereby it has not been subject to federal income taxation. This special tax status was scheduled to expire at the beginning of 1998. However, during 1997 federal and California tax laws were amended to provide that PTPs may elect to continue to be publicly traded and retain their Partnership tax status if they pay a federal tax of 3.5% and a California state tax of 1% on their applicable annual gross income beginning in January 1998. The Partnership made an election to pay this tax beginning in 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

UNITS OUTSTANDING

         The Units are traded on the New York Stock Exchange under the symbol FLY. As of February 2, 2001, there were 941 unitholders of record.

MARKET PRICE

         The following chart sets forth the high and low closing prices on the New York Stock Exchange and the trading volume for each of the quarters in the years ended December 31, 2000 and 1999.

                                 Trading Volume
     Quarter Ended               (in thousands)          Unit Prices (high-low)
     -------------               --------------          ----------------------

     March 31, 2000                   227                $12      - $10 5/8

     June 30, 2000                    239                $12 1/4   - $10 9/16

     September 30, 2000               230                $13 1/8   - $11 9/16

     December 31, 2000                291                $12 1/2   - $11 9/16



     March 31, 1999                   309                $12 3/4   - $12 3/16

     June 30, 1999                    293                $12 3/8   - $10 13/16

     September 30, 1999               250                $12 5/16  - $11 1/2

     December 31, 1999                246                $11 14/16 - $10 15/16


DISTRIBUTIONS TO UNITHOLDERS

         CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions to Unitholders which are based on Cash Available from Operations (as defined in the Limited Partnership Agreement) and are partially tax sheltered. From time to time the Partnership also has made cash distributions from Cash Available from Sale or Refinancing (as defined in the Limited Partnership Agreement.) Information on the tax status of such payments, which is necessary in the preparation of individual tax returns, is prepared and mailed to Unitholders as quickly as practical after the close of each year. The size of the Partnership's portfolio and future aircraft sales will affect distributions.

         Distributions declared during 2000 and 1999 were as follows:

     Record Date                 Payment Date               Per Unit
     -----------                 ------------               --------

     March 31, 2000              May 15, 2000               45 cents
     June 30, 2000               August 15, 2000            45 cents
     September 29, 2000          November 15, 2000          45 cents
     December 29, 2000           February 15, 2001          45 cents

     March 31, 1999              May 14, 1999               41 cents
     June 30, 1999               August 13, 1999            41 cents
     September 30, 1999          November 15, 1999          41 cents
     December 31, 1999           February 15, 2000          41 cents



         CASH AVAILABLE FROM OPERATIONS

         The Partnership distributes all Cash Available from Operations (as defined in the Limited Partnership Agreement). The Partnership is authorized to make distributions from any source, including reserves and borrowed funds. Distributions of Cash Available from Operations are allocated 99% to Unitholders and 1% to the General Partner. The Partnership makes distributions each year of Cash Available from Operations generally on the fifteenth day of February, May, August and November to Unitholders of record on the last business day of the calendar quarter preceding payment.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data and other data concerning the Partnership for each of the last five years:




                                                        For years ended December 31,

(In thousands except per-unit amounts)      2000       1999         1998         1997        1996
---------------------------------------------------------------------------------------------------

OPERATING RESULTS

Lease and other income                      $ 6,736    $ 7,614      $ 8,400     $ 9,210     $10,747

Gain on disposition of aircraft                  --         --           --         393       2,501
                                            -------------------------------------------------------

Total revenues                                6,736      7,614        8,400       9,603      13,248
                                            -------------------------------------------------------

Interest expense                                909      1,270        1,704       2,028       1,830

Depreciation expense                             --         --           --         273       1,500

Other expenses                                1,082      1,088        1,123       1,820       1,266

Tax on gross income                             548        548          699           0           0
                                            -------------------------------------------------------

Total expenses                                2,539      2,906        3,526       4,121       4,596
                                            -------------------------------------------------------

Net income                                  $ 4,197    $ 4,708      $ 4,874     $ 5,482     $ 8,652
                                            -------------------------------------------------------

Net income per unit(1)                      $  0.90    $  1.01      $  1.04     $  1.17     $  1.85

Cash distributions declared per unit(2)     $  1.80    $  1.64      $  1.64     $  2.02     $  3.28


FINANCIAL POSITION

Total assets                                $61,836    $67,787      $75,813     $82,859     $85,130

Long-term obligations                       $ 7,992    $10,092      $14,505     $19,115     $14,071

Total partners' equity                      $51,135    $55,347      $58,301     $61,089     $65,042

Limited partners' equity per unit           $ 10.95    $ 11.85      $ 12.48     $ 13.08     $ 13.92


(1) After allocation of the 1% General Partner's interest.

(2) Includes special cash distributions of $1.43 per unit in 1996, of which $.63 was paid in
    January 1997, and $.22 per unit in 1997.


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

         Factors that could cause the Partnership's actual results to differ from current expectations include, among others, changes in the aircraft or aircraft leasing market, economic downturn in the airline industry, default by lessees under leases causing the Partnership to incur uncontemplated expenses or not to receive rental income as and when expected, the Partnership's inability to re-lease or sell, at favorable terms, any aircraft returned at lease expiration or any delays in re-leasing or selling such aircraft, changes in interest rates, consolidation in the airline industry and legislative or regulatory changes that adversely affect the value of aircraft.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership presently has three long-term debt facilities. At December 31, 2000, the following amounts were outstanding: $4.0 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $2.2 million on a 9.35% non-recourse note collateralized by one aircraft on lease to Trans World Airlines; and $1.8 million on a long-term variable rate revolving loan facility guaranteed by the Partnership and collateralized by two aircraft on lease to US Airways. At December 31, 2000 and 1999, $8.0 million and $10.1 million, respectively, was outstanding under the Partnership's loan facilities. At December 31, 2000 approximately $3.3 million remained available under the revolving loan facility.

         Long-term borrowings at December 31, 2000 represented 6.6% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

         Total scheduled debt service (principal and interest) on the fixed loans in 2001 is $2.7 million, and the principal payment on the floating loan in 2001 is projected to be $1.8 million (if no purchase or sale of aircraft or any unforeseen business events occur). Debt service will be paid primarily from the rental payments received under aircraft leases.

         Net cash provided by operating activities was $5.3 million for 1998, $4.1 million for 1999, and $4.5 million for 2000. Aside from the cash flow activity associated with taxes payable, the net cash flow provided by operating activities showed moderate decreases over the three-year period. The decrease was due to reduced rentals as a result of a smaller portfolio.

         Total debt service on the fixed loans as a percentage of net cash provided by operating activities was 166%, 78%, and 67% for 1998, 1999 and 2000, respectively. However, cash flow from operating activities does not fully reflect cash receipts from lease payments. When the excess of rental receipts above finance lease income is added to cash flow from operating activities, the ratios become 71%, 26%, and 29%, respectively. The lower 1999 ratio as compared with 1998 reflects a greater rate of debt repayment in 1998, while the cash received from lease rentals remained about the same for each of 1998 and 1999. The 2000 ratio is comparable to the ratio of 1999 as the debt service and the cash flow from operating activities for both years were also comparable.

         Cash distributions paid by the Partnership were $7.8 million ($1.68 per unit) in 1998, $7.7 million ($1.64 per unit) in 1999, and $8.2 million ($1.76 per unit) in 2000. There were no special cash distributions paid in 1998, 1999 or 2000.

         Partnership net income was $4.9 million in 1998, $4.7 million in 1999, and $4.2 million in 2000. The decline in net income from 1998 to 1999 and from 1999 to 2000 is primarily due to a smaller asset base, as the balances due from the lessees declined. Pursuant to the Limited Partnership Agreement, the Partnership distributed all Cash Available from Operations net of expenses and reserves, as described above. Since such distributions were in excess of earnings, Partnership equity declined from $55.3 million at December 31, 1999 to $51.1 million at December 31, 2000, and limited partner equity per unit declined from $11.85 to $10.95. From a limited partner perspective, the portion of the distribution in excess of net income constitutes a return of capital. Total cash distributions declared since inception of the Partnership have exceeded total net income by $7.84 per unit.

RESULTS OF OPERATIONS

2000 vs. 1999
-------------

         The revenue reduction in 2000 as compared with 1999 is primarily due to the scheduled decline in finance lease income as the balances due from the lessees declined.

         US Airways, the Partnership's major lessee (73% of total 2000 year-end assets) reported a net loss of $269 million on revenues of $9.3 billion for 2000, compared with profits of $197 million on revenues of $8.6 billion for 1999.

         FedEx (13% of total 2000 year-end assets) reported profits of $688 million on revenues of $18.3 billion for 2000 (fiscal year ended May 31, 2000), compared with profits of $631 million on revenues of $16.8 billion for 1999.

         TWA (14% of total 2000 year-end assets) reported a net loss of $115 million on revenues of $2.7 billion for the first nine months of 2000, compared with a net loss of $81 million on revenues of $2.5 billion for the comparable 1999 period. TWA filed for Chapter 11 bankruptcy protection on January 10, 2001 and failed to make its lease payments under its lease with the Partnership on December 22, 2000, January 22, 2001 and February 22, 2001. As a result of the lease payment defaults, the Partnership has been making  debt-service  payments  under  its  long-term  debt  secured  by the TWA aircraft  from other  sources  of cash.  On March 13,  2001,  TWA made its lease payments  that were due on  December  22,  2000 and  January  22,  2001.  TWA is
expected to file with the U.S. Bankruptcy Court a stipulation, agreement and order pursuant to which TWA agrees to cure the February 22, 2001 lease payment default within certain time limits. On March 12, 2001, the U.S. Bankruptcy Court approved the sale of most assets of TWA to American Airlines' parent corporation. Consummation of the sale is subject to federal antitrust regulatory approval and other closing conditions. American Airlines has entered into an agreement with the Partnership, which becomes effective only upon consummation of the sale to American Airlines of the TWA assets, pursuant to which American Airlines would assume the TWA lease subject to a reduced lease rate and an extended lease term. The reduction in cash receipts and the bankruptcy of TWA have led to a reduction in cash distributions to Unitholders, beginning with the cash distribution for the first quarter of 2001.


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

         Expenses in 2000 were $2.5 million or $367,000 lower than the 1999 expenses of $2.9 million. The decline in expenses is primarily due to lower interest expense in 2000 as a result of the Partnership's reduced debt balances. Debt balances declined from $10.1 million at December 31, 1999 to $8.0 million at December 31, 2000.

1999 vs. 1998
-------------

         The revenue reduction in 1999 as compared with 1998 is primarily due to the scheduled decline in finance lease income as the balances due from the lessees declined. At year-end 1999, all of the Partnership's lessees were current under their lease agreements and none was in bankruptcy.

OUTLOOK

         In September 30, 2001, the leases with US Airways for five of the seven aircraft in the Partnership's aircraft portfolio expire. Under the leases, US Airways is required, by April 2001, to decide whether to renew the leases or to return the aircraft. If US Airways elects to renew the leases, the leases will continue but perhaps at a lower lease rate. Alternatively, if US Airways decides to return the aircraft, the General Partner will market the aircraft to others for either sale or a new lease.

         If the five aircraft on lease to US Airways, which represent approximately 73% of the Partnership's portfolio, are sold, the General Partner would likely seek also to sell the remaining two aircraft in the Partnership's portfolio. The Partnership intends to distribute the net proceeds from the sale of any aircraft to Unitholders.

         As the time of lease expirations nears, distributions to Unitholders will depend more on the residual value of the aircraft in the Partnership's portfolio than on the rental payment obligation from existing lessees (the booked residual value per unit is $9.74.) Although the Partnership has consistently sold aircraft at prices in excess of book value, aircraft values depend on the supply and demand for aircraft, economic conditions, and other factors. Consequently, the General Partner cannot precisely determine the net proceeds available from the sale of aircraft or whether such proceeds will be above or below book value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Partnership's assets consist of aircraft subject to leases, accounted for as finance leases, and thus consist of a future stream of fixed rental payments and a residual interest in the aircraft. See Note 2 to Financial Statements for information as to finance lease receivables. At December 31, 2000, the Partnership had long-term fixed-rate notes payable of $6,227,000 and a revolving variable rate loan facility with $1,765,000 outstanding and approximately $3,275,000 of credit available. See Note 4 to Financial Statements for information as to minimum future principal payments due and the interest rates applicable to the notes and revolving credit facility. Since the rental payments under its leases are fixed, but a portion of its liabilities are based on a variable interest rate, the assets and liabilities of the Partnership are not perfectly hedged and the Partnership bears some risk of interest rate fluctuations. Since a portion of its debt under the revolving credit facility is for variable working capital needs, the General Partner believes that the risk of interest fluctuations is appropriate under the circumstances.

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

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information about the directors and executive officers of the General Partner as of February 28, 2001. As used below, "BALCAP" refers both to BALCAP and to BA Leasing & Capital prior to its merger into BALCAP in September 1999.




                                POSITION WITH                               PRINCIPAL OCCUPATION AND
         NAME                  GENERAL PARTNER       AGE                   EMPLOYMENT FOR LAST 5 YEARS
---------------------      ---------------------     ---    ------------------------------------------

David B. Gebler            Chairman of the           51     Mr.  Gebler is a Managing  Director  of Bank of America
                           Board, President,                National   Association   ("Bank  of  America")  and  of
                           Chief Executive                  BALCAP.   He  has  been  with  BALCAP  since  September
                           Officer and a                    1996.  From 1993 to  September  1996 he was Senior Vice
                           Director                         President   of  the   Transportation   and   Industrial
                                                            Financing   business unit of USL Capital. Mr.  Gebler has
                                                            been President of the General Partner since 1989 and a
                                                            Director since 1990, and has been Chairman   and   CEO
                                                            since September 1996. Mr. Gebler holds a bachelor degree
                                                            in mathematics from Clarkson University and graduate
                                                            degrees in Engineering and Management from the University
                                                            of Michigan.

Richard V. Harris          Director                  52     Mr.  Harris  is  Managing  Director  and Head of Global
                                                            Leasing of Bank of America,  and Chairman and President
                                                            of BALCAP.  He was elected  President  and CEO in 1982,
                                                            adding  the title of  Chairman  in 1988.  He has been a
                                                            Director of the General  Partner  since  October  1996.
                                                            Other  assignments  at Bank of  America  have  included
                                                            responsibilities  for Project Finance and  Asset-Backed
                                                            Finance  along  with  Leasing.  Prior to  assuming  his
                                                            present   responsibilities,   Mr.   Harris   held  both
                                                            transactional  and  marketing  management  positions at
                                                            BankAmerica   Leasing.   Mr. Harris  holds  a  B.S.E.E.
                                                            degree in  Electrical  Engineering  from Brigham  Young






                                POSITION WITH                               PRINCIPAL OCCUPATION AND
         NAME                  GENERAL PARTNER       AGE                   EMPLOYMENT FOR LAST 5 YEARS
---------------------      ---------------------     ---    ------------------------------------------

                                                            University  and a  Master  of  Business  Administration
                                                            degree also from BYU.


William A. Hasler          Director                  59     Mr. Hasler has been the Co-Chief  Executive  Officer of
                                                            Aphton  Corporation  ,  a  biopharmaceutical   company,
                                                            since July 1998 and a Director of the  General  Partner
                                                            since  1995.  From  August 1991 to June 1998 he was the
                                                            Dean of the Haas School of  Business at the  University
                                                            of  California  at Berkeley.  From 1984 to 1991, he was
                                                            vice  chairman  and  director of KPMG Peat  Marwick and
                                                            was   responsible   for   its   worldwide    consulting
                                                            business.  He is a member of the board of  governors of
                                                            The  Pacific  Stock   Exchange  and  of  the  board  of
                                                            directors  of Selectron  Corp.,  TCSI,  Tenera,  Walker
                                                            Interactive,  and  Aphton  Corporation.  He serves on a
                                                            presidential  advisory board on critical  technologies.
                                                            He is a graduate  of Pomona  College and earned his MBA
                                                            from Harvard.

Richard P. Powers          Director                  60     Mr.  Powers  is  a  Financial  Consultant  and  Private
                                                            Investor.  From 1996 to 2000 he was an  Executive  Vice
                                                            President  of  Finance  and  Administration  of Eclipse
                                                            Surgical  Technologies,  Inc., a medical device company
                                                            and a  Director  of the  General  Partner  since  1996.
                                                            From 1981 to 1994,  he was with Syntex  Corporation,  a
                                                            pharmaceutical   company,   serving   as  Senior   Vice
                                                            President and Chief  Financial  Officer of that company
                                                            from  1986 to  1994.  From  1994 to 1996 he  served  as
                                                            consultant  to various  companies,  including  advising
                                                            and  assisting  in the sale of  Syntex  Corporation  to
                                                            Roche   Corporation   in  1994.   Mr.  Powers  holds  a
                                                            Bachelor of Science degree in Accounting  from Canisius
                                                            College and a Masters in Business  Administration  from
                                                            the University of Rochester.

K. Thomas Rose             Director                  55     Mr. Rose has been Managing  Director,  Credit of BALCAP
                                                            since  1992.  He has  been a  Director  of the  General
                                                            Partner  since  October  1996.  Prior  to  his  present
                                                            responsibilities,  Mr. Rose was with  Security  Pacific
                                                            Leasing  Corporation  as  Executive  Vice  President  -
                                                            Lease Services  since 1973.  Mr. Rose holds a B.A. from
                                                            California  State  University,  Fullerton  and a  Juris
                                                            Doctorate  degree from Golden Gate  University,  School
                                                            of Law.

Robert A. Keyes            Chief Financial           48     Mr.  Keyes has been  Senior Vice  President  and Senior
                           Officer and a                    Finance  Manager of BALCAP since  December 2000. He has
                           Director                         been Chief  Financial  Officer  and a  Director  of the
                                                            General Partner since March 2001. Prior to assuming his
                                                            present responsibilities at BALCAP, Mr. Keyes was with
                                                            Citicorp Bankers Leasing as Vice President and Head of
                                                            Operations from 1997 to 2000. From 1990 to 1997 Mr. Keyes
                                                            was with USL Capital Corporation (former General Partner
                                                            of the Partnership) as Vice President and Corporate
                                                            Controller. While at USL Capital, Mr. Keyes served as
                                                            Chief Financial Officer and as a Director of the
                                                            Partnership. From 1980 to 1990 Mr. Keyes held various
                                                            Finance positions with Wells Fargo Leasing Corporation,
                                                            including Senior Vice President and Chief Financial
                                                            Officer.  Mr.  Keyes holds a Bachelor of Science degree
                                                            in Economics from Bates College and a Masters in Business
                                                            Administration and Accounting from Rutgers University.


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

         The Partnership reimburses the General Partner for fees paid to Directors of the General Partner who are not otherwise affiliated with the General Partner or its affiliates. In 2000, such unaffiliated directors were paid an annual fee of $14,500 plus $500 for each meeting attended.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

UNIT OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

         As of  February  28,  2001,  the  following  persons  were known to the
Partnership  to  be  beneficial   owners  of  more  than  five  percent  of  the
Partnership's equity securities:



                                Name and Address                  Amount and Nature of
   Title of Class              Of Beneficial Owner                Beneficial Ownership          Percent of Class
   --------------              -------------------                --------------------          ----------------

  Depositary Units     United States Airlease Holding, Inc.            231,250(1)                      5%
                              555 California Street
                            San Francisco, CA 94104(1)

  Depositary Units                    BALCAP                           793,750(3)                    17.2%
                              555 California Street
                            San Francisco, CA 94104(3)
--------------------


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






         General  Partner's 1% General Partner interest. BALCAP  is  a  wholly  owned   indirect   subsidiary
         of   BankAmerica Corporation.  Therefore,  BankAmerica  Corporation and each BankAmerica Corporation subsidiary which is the direct or indirect parent of BALCAP may also be deemed to be the indirect beneficial owner of all Units and of the General  Partner's 1% General  Partner  interest owned or deemed owned by BALCAP.

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

(2)      Represents less than 1%.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a discussion of certain fees, expenses and reimbursements payable and paid to the General Partner and its affiliates by the Partnership, see Note 6 of Notes to Financial Statements. From time to time, the Partnership has borrowed funds from BALCAP or BA Leasing & Capital, including advances for expense payments. All such borrowings were unsecured and bore interest at a floating rate not exceeding the prime rate. At December 31, 2000 Airlease owed BALCAP $211,542 for such borrowings.

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

                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following financial statements of the Partnership are included in this report as Appendix A:
                                                                            Page

                  Management's Responsibility for Financial Statements       A-1

                  Report of Independent Auditors .....................       A-2

                  Financial Statements:

                       Statements of Income for the Years Ended
                       December 31, 2000, 1999 and 1998 ..............       A-3

                       Balance Sheets, as of December 31, 2000 and 1999      A-4

                       Statements of Cash Flows for the Years Ended
                       December 31, 2000, 1999 and 1998..............       A-5

                       Statements of Changes in Partners' Equity for
                       the Years Ended December 31, 2000, 1999 and 1998      A-6

                  Notes to Financial Statements ......................       A-6

                  Financial statement schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

         (b) The Partnership did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

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

--------------------

(1) Incorporated by reference to the Partnership's Registration Statement on Form S-1 (File No. 33-7985), as amended.

(2) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

   10.44 Aircraft Lease Agreement dated as of April 15, 1993 between Taurus Trust Company, Inc. (formerly Trust Company for USL, Inc.) as Owner Trustee, Lessor, and Federal Express Corpora-tion, Lessee with respect to one (1) Boeing 727-2D4 Aircraft, U.S. Registration No. 362PA (manufacture serial no. 21850).

   10.49(3)       Assignment  and Assumption  Agreement  dated as of January 31,
                  1997  between USL Capital   Corporation   and  the Registrant.

   10.50(3) Lease, together with Lease Supplement No. 1, dated as of March 15, 1984 between DC-9T-III, Inc., as Lessor, and Trans World Airlines, Inc., as Lessee, with respect to one (1) McDonnell Douglas DC-9-82 Aircraft, as amended by Amendment Agreement dated as of December 15, 1986.

   10.51(4) Loan agreement secured by two aircraft leased to US Airways dated as of December 22, 1997, amended and restated as of December 15, 1998,6 between Meridian Trust Company, as Trustee, as Borrower and Credit Lyonnais/PK AIRFINANCE, as Lender.

--------------------

(3) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2001.

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

For Airlease Management
Services, Inc. ("AMSI"), General Partner
----------------------------------------



 /s/ DAVID B. GEBLER                                              March 26, 2001
-------------------------------------------------------------
David B. Gebler
Chairman, Chief Executive Officer, President
and Director of AMSI



 /s/ ROBERT A. KEYES                                              March 26, 2001
-------------------------------------------------------------
Robert A. Keyes
Chief Financial Officer and Director of AMSI



 /s/ RICHARD V. HARRIS                                            March 26, 2001
-------------------------------------------------------------
Richard V. Harris
Director of AMSI



 /s/ K. THOMAS ROSE                                               March 26, 2001
-------------------------------------------------------------
K. Thomas Rose
Director of AMSI



The foregoing constitute a majority of the members of the Board of Directors of Airlease Management Services, Inc. (the General Partner).

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Airlease Management Services, Inc. ("AMSI"), the General Partner of the Partnership is responsible for the preparation of the Partnership's financial statements and the other financial information in this report. This responsibility includes maintaining the integrity and objectivity of the financial records and the presentation of the Partnership's financial statements in accordance with accounting principles generally accepted in the United States.

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

The Partnership's financial statements have been audited by Ernst & Young L.L.P., independent auditors for the years ended December 31, 2000, 1999 and 1998. Their audits were conducted in accordance with auditing standards generally accepted in the United States, which included consideration of the General Partner's internal control structure. The Report of Independent Auditors appears on page A-2.

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


 /s/ DAVID B. GEBLER
-------------------------------------------------------------
David B. Gebler
Chairman, Chief Executive Officer and President
Airlease Management Services, Inc.


 /s/ ROBERT A. KEYES
-------------------------------------------------------------
Robert A. Keyes
Chief Financial Officer
Airlease Management Services, Inc.

REPORT OF INDEPENDENT AUDITORS

To the Partners of Airlease Ltd.,
A California Limited Partnership:

We have audited the accompanying balance sheets of Airlease Ltd. as of December 31, 2000 and 1999 and the related statements of income, changes in Partners'equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airlease Ltd. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & Young L.L.P.
-------------------------------------------
Ernst & Young L.L.P.       .........
San Francisco, California
January 30, 2001, except for note 10, as to which the date is March 13, 2001



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME


                                                                 For the years ended
                                                                     December 31,
(In thousands except per unit amount)                    2000           1999           1998
-------------------------------------------------------------------------------------------

REVENUES

Finance lease income                                   $6,736         $7,614         $8,400
                                                       ------------------------------------
Total revenues                                          6,736          7,614          8,400
                                                       ------------------------------------


EXPENSES

Interest                                                  909          1,270          1,704
Management fee - general partner                          603            629            651
Investor reporting                                        316            339            298
General and administrative                                163            120            174
Tax on gross income                                       548            548            699
                                                       ------------------------------------
Total expenses                                          2,539          2,906          3,526
                                                       ------------------------------------
NET INCOME                                             $4,197         $4,708         $4,874
                                                       ------------------------------------

NET INCOME ALLOCATED TO:

General partner                                        $   42         $   47         $   49
                                                       ------------------------------------
Limited partners                                        4,155          4,661          4,825
                                                       ------------------------------------
NET INCOME PER LIMITED PARTNERSHIP UNIT                $ 0.90         $ 1.01         $ 1.04
                                                       ------------------------------------


See notes to financial statements


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                            As of December 31,
(IN THOUSANDS)                                           2000              1999
--------------------------------------------------------------------------------

ASSETS

Cash                                                  $    17           $     2
Finance leases - net                                   61,657            67,509
Prepaid expenses and other assets                         162               276
                                                      -------------------------
Total assets                                          $61,836           $67,787
                                                      -------------------------



LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Distribution payable to partners                      $ 2,102           $ 1,915
Accounts payable and accrued liabilities                  468               429
Taxes payable                                             139                 4
Long-term notes payable                                 7,992            10,092
                                                      -------------------------
Total liabilities                                      10,701            12,440
                                                      =========================



COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:


Limited partners (4,625,000 units outstanding)         50,624            54,794


General partner                                           511               553



Total partners' equity                                 51,135            55,347


TOTAL LIABILITIES AND PARTNERS' EQUITY                $61,836           $67,787
                                                      =========================



See notes to financial statements




                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                   For the years ended December 31,
(In thousands)                                                                  2000          1999          1998
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $ 4,197      $  4,708        $  4,874
Adjustments to reconcile net income to net cash
     provided by operating activities:
      Changes in assets and liabilities:
      Increase/(decrease) in accounts payable and accrued liabilities                39            36            (160)
      Decrease/(increase) in prepaid expenses and other assets                      114            85             (93)
      Increase/(decrease) in taxes payable                                          135          (695)            699
                                                                                -------------------------------------
Net cash provided by operating activities                                         4,485         4,134           5,320
                                                                                -------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance lease income                          5,852         7,934           7,147
                                                                                -------------------------------------
Net cash provided by investing activities                                         5,852         7,934           7,147
                                                                                -------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit borrowing (repayment)-net                                          (18)       (2,474)          2,509
Repayment of long-term notes payable                                             (2,082)       (1,939)         (7,119)
Distributions paid to partners                                                   (8,222)       (7,662)         (7,849)
                                                                                -------------------------------------

Net cash used in financing activities                                           (10,322)      (12,075)        (12,459)
                                                                                -------------------------------------


Increase/(decrease) in cash                                                          15            (7)              8
Cash at beginning of year                                                             2             9               1
                                                                                -------------------------------------

Cash at end of year                                                             $    17      $      2        $      9
                                                                                -------------------------------------
Additional information:
     Cash paid for interest                                                     $   858      $  1,187        $  1,775
                                                                                -------------------------------------

See notes to financial statements





                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                                                 For the years ended December 31, 2000, 1999 and 1998
                                                                             General       Limited
(In thousands except per unit amounts)                                       Partner      Partners         Total
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                                                      611         60,478        61,089
Net Income - 1998                                                                49          4,825         4,874
Distributions to partners declared
     ($1.64 per limited partnership unit)                                       (77)        (7,585)       (7,662)

---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                                      583         57,718        58,301
Net Income - 1999                                                                47          4,661         4,708
Distributions to partners declared
     ($1.64 per limited partnership unit)                                       (77)        (7,585)       (7,662)

---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                                      553         54,794        55,347
Net Income - 2000                                                                42          4,155         4,197
Distributions to partners declared
     ($1.80 per limited partnership unit)                                       (84)        (8,325)       (8,409)

---------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000                                                     $511        $50,624       $51,135

=====================================================================================================================

See notes to financial statements



                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Airlease Ltd., A California Limited Partnership (the "partnership") engages in the business of acquiring, either directly or through joint ventures, commercial jet aircraft, spare or separate engines and related rotable parts ("aircraft") and leasing such aircraft to domestic and foreign airlines and freight carriers. The general partner is Airlease Management Services, Inc., a wholly owned subsidiary of Banc of America Leasing and Capital, LLC. ("BALCAP"). BALCAP also holds 793,750 limited partnership units and United States Airlease Holding, Inc. ("Holding"), a wholly owned subsidiary of BALCAP, holds 231,250 limited partnership units. An additional 3,600,000 units are publicly held.

BASIS OF PRESENTATION - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2.    FINANCE LEASES

As of December 31, 2000, the partnership owned seven aircraft, which are all leased under finance leases. Five of the aircraft are leased to US Airways, Inc. and the lease is due to expire September 2001. In 2000, 1999, and 1998, leases with US Airways, Inc. resulted in finance lease revenues of $5,175,000, $5,873,000, and $6,498,000, respectively.

The sixth aircraft, wholly owned by the partnership since January 31, 1997 when it purchased USL Capital's 50% interest in this aircraft for $5.7 million, is leased to Trans World Airlines (TWA) under a finance lease. In 2000, 1999, and 1998 this lease with TWA, resulted in finance lease income of $1,172,000, $1,310,000, and $1,432,000, respectively. TWA filed for chapter 11 bankruptcy protection on January 10, 2001. See note 10.

The seventh aircraft is leased to Federal Express Corporation (FedEx) under a 13-year finance lease which expires in 2006. In 2000, 1999, and 1998 this lease with FedEx resulted in finance lease income of $389,000, $431,000, and $470,000, respectively.

The finance leases at December 31, 2000 and 1999, are summarized as follows (in thousands):

                                                      2000               1999
                                                      ----               ----

Receivable in installments                         $22,044            $34,633
Residual valuation                                  45,500             45,500
Unearned lease income                               (5,887)           (12,624)
                                                   -------            -------
NET INVESTMENT                                     $61,657            $67,509
                                                   =======            =======

Residual valuation, which is reviewed annually, represents the estimated amount to be received from the disposition of aircraft after lease termination. If necessary, residual adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease.

Finance lease receivables at December 31, 2000 are due in installments of $15,748,000 in 2001, $1,710,000 in 2002, $1,310,000 in 2003, $1,310,000 in 2004,
and $1,966,000 thereafter.

3.    OPERATING LEASES

At December 31, 2000, the partnership did not own any aircraft subject to an operating lease. The last aircraft that was subject to an operating lease was sold in September 1997.

4.    LONG-TERM NOTES PAYABLE

As of December 31, 2000 and 1999 long-term notes payable included the following:


               A 7.4% non-recourse loan facility collateralized by the aircraft leased to FedEx, due in semi-annual installments of $451,000 through April 2006. At December 31, 2000 and 1999, $4,001,000 and $4,569,000, were outstanding, respectively.

               A 9.35% non-recourse loan facility collateralized by the aircraft leased to TWA, due in monthly installments of $150,000 through March 2002. At December 31, 2000 and 1999, $2,226,000 and
               $3,740,000, were outstanding, respectively. During 1998, the partnership renegotiated the terms of the 9.35% loan facility. As part of the re-negotiation, the partnership was able to prepay $2.0 million in principal and reduce the interest rate 50 basis points from 9.85% to 9.35%.

                       A  $7.5  million   three-year   revolving  loan  facility
               obtained in February 1998. The facility was initially collateralized by one aircraft on lease to US Airways, Inc., was guaranteed by the partnership, and bore an interest rate of three-month Libor plus 225 basis points. In December 1998, this loan facility was expanded by $5.0 million and the variable interest rate was lowered to 212.50 basis points over the three-month Libor when another aircraft leased to US Airways was added as additional collateral. At December 31, 2000 $1,765,000 was outstanding and approximately $3,275,000 was available under this facility. At December 31, 1999, $1,783,000 was outstanding.

Based upon amounts outstanding at December 31, 2000, the minimum future principal payments on all outstanding fixed-rate long-term notes payable are due as follows (in thousands):

             2001                                     $2,419
             2002                                      1,078
             2003                                        710
             2004                                        763
             Thereafter                                1,257
                                                     -------
             Total Fixed Term Debt                     6,227

             Revolving Line of Credit
               Outstanding at 12/31/2000               1,765
                                                     -------
             TOTAL LONG TERM DEBT                     $7,992
                                                     =======


5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents carrying amounts and fair values of the partnership's financial instruments at December 31, 2000 and 1999. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.



                                            2000                  2000                   1999                 1999
(In thousands)                        Carrying Amount          Fair Value          Carrying Amount          Fair Value
                                      ---------------          ----------          ---------------          ----------

Long-term notes payable
       (Note 4)                           $7,992                 $7,983                $10,092              $9,956



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

Amounts earned by the general partner and affiliates for the years ended December 31, 2000, 1999, and 1998, were as follows (in thousands):

                                          2000          1999          1998
                                          ----          ----          ----

Management fees                           $551          $577          $599
Disposition and remarketing fees            52            52            52
Reimbursement of other costs                79            79            79
Reimbursement of interest costs              8             7             7
                                          ----          ----          ----
TOTAL                                     $690          $715          $737
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

In August and October 1997, respectively, federal and California tax laws were amended to provide PTP's a third alternative. Under these amended laws, PTP's are allowed to continue to be publicly traded during 1998 and subsequent years without becoming subject to corporate income tax if they elect to pay a 3.5% federal tax and a 1% California tax on their applicable gross income.

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

8.    RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (UNAUDITED)

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

The difference between the method of accounting for income tax reporting and the method of accounting used in the accompanying financial statements are as follows (in thousands except per unit amounts):



                                                                          2000          1999            1998
                                                                          ----          ----            ----

Net income per financial statements:                                    $4,197        $4,708          $4,874
Increases (decreases) resulting from:
      3.5% Gross Income Tax - non deductible                               544           544             544
      Lease rents earned less finance lease income                       8,810         7,934           7,147
Depreciation and amortization                                           (1,840)       (2,605)         (6,071)
                                                                      --------------------------------------
Income per income tax method                                            11,711        10,581           6,494
Allocable to general partner                                              (117)         (106)            (65)
                                                                      --------------------------------------

TAXABLE INCOME ALLOCABLE TO LIMITED PARTNERS                          $ 11,594       $10,475        $  6,429

Taxable  income per  limited  partnership  unit after
giving  effect to taxable income allocable to general
partner (amount based on a unit owned from October 10, 1986)          $   2.51      $   2.26        $   1.39

Partner's equity per financial statements                             $ 51,135      $ 55,347        $ 58,301
Cumulative increases resulting from:
      Lease rents less earned finance lease income                      64,211        55,401          47,467
      Deferred underwriting discounts and commissions,
      and organization costs                                             5,361         5,361           5,361

Accumulated depreciation and amortization                              (66,125)      (64,285)        (61,681)
TBT interest income less TBT rental expense                            (54,030)      (54,030)        (54,030)
                                                                      --------------------------------------

PARTNERS' EQUITY PER INCOME TAX METHOD                                $    552      $ (2,206)        $(4,580)


9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per unit amounts):



2000                                                         MARCH 31             JUNE 30        SEPT. 30                  DEC. 31
----                                                         --------             -------        --------                  -------

Total Revenues                                                 $1,771              $1,712            $1,657                 $1,596
Net Income                                                     $1,097              $1,066            $1,035                 $1,002
Net Income Per Limited Partnership Unit                        $ 0.23              $ 0.23            $ 0.22                 $ 0.21
Unit Trading Data:
Unit Prices (high-low) on NYSE                            $12-$10 5/8    $12 1/4-$10 9/16   13 1/8-$11 9/16      $12 1/2 -$11 9/16
Unit Trading Volumes on NYSE                                      227                 239               230                    291

1999                                                         MARCH 31             JUNE 30        SEPT. 30                DEC. 31
----                                                         --------             -------        --------                -------

Total Revenues                                                 $1,982              $1,928            $1,879                 $1,825
Net Income                                                     $1,192              $1,157            $1,132                 $1,227
Net Income Per Limited Partnership Unit                        $ 0.26              $ 0.25             $0.24                 $ 0.26
Unit Trading Data:
Unit Prices (high-low) on NYSE                       $12 3/4-$12 3/16   $12 3/8-$10 13/16   12 5/16-$11 1/2   $11 14/16 -$10 15/16
Unit Trading Volumes on NYSE                                      309                 293               250                    246



10.      SUBSEQUENT EVENT

On March 12, 2001, the U.S. Bankruptcy Court approved the sale of most assets of Trans World Airlines to American Airlines' parent corporation. Consummation of the sale is subject to federal antitrust regulatory approval and other closing conditions. American Airlines has entered into an agreement with the Partnership, which becomes effective only upon consummation of the sale to American Airlines of the Trans World Airlines assets, pursuant to which American Airlines would assume Trans World Airlines' lease with the Partnership subject to a reduced lease rate and an extended lease term.

Additionally, on March 13, 2001, Trans World Airlines made its lease payments that were due on December 22, 2000 and January 22, 2001. Also, the Partnership expects Trans World Airlines to file with the U.S. Bankruptcy Court a stipulation agreement and order pursuant to which Trans World Airlines agrees to cure the February 22, 2001 lease payment within certain time limits.

                                INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------

  10.44 Aircraft Lease Agreement dated as of April 15, 1993 between Taurus Trust Company, Inc. (formerly Trust Company for USL, Inc.)as Owner Trustee, Lessor, and Federal Express Corporation, Lessee with respect to one (1) Boeing 727-2D4 Aircraft, U.S. Registration No. 362PA (manufacture serial no. 21850).