Form 10-Q
period 2001-03-31
AIRLEASE LTD
filed 2001-05-09
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                          Commission file number 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                              94-3008908
   ---------------------------------     --------------------------------------
   (State of Organization)                 (I.R.S. Employer Identification No.)

            555 California Street, 4th floor, San Francisco, CA 94104
           --------------------------------------------------- -------
               (Address of principal executive offices) (Zip Code)


                                 (415) 765-1814
      ---------------------------------------------------------------------
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




                                    I N D E X


                                                                                           Page No.

Part I - Financial Information:

             Item 1.     Financial Statements

                         Balance Sheets --
                           March 31, 2001 and December 31, 2000...............................3

                         Statements of Income --
                           Three months ended March 31, 2001 and 2000.........................4

                         Statements of Cash Flows
                           Three months ended March 31, 2001 and 2000.........................5

                         Notes to Financial Statements........................................6

             Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations........................7

             Item 3.     Quantitative and Qualitative Disclosures about Market Risk...........8



Part II - Other Information:

             Item 6.     Exhibits and Reports on Form 8-K.....................................9
                         Signatures..........................................................10




                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================

                                 BALANCE SHEETS


                                                           MARCH 31,
                                                             2001                DECEMBER 31,
(IN THOUSANDS EXCEPT UNIT DATA)                           (UNAUDITED)                2000
---------------------------------------------------------------------------------------------

ASSETS

Cash                                                        $    390                $     17
Finance leases - net                                          59,434                  61,657
Prepaid expenses and other assets                                133                     162
                                                            --------                --------

          Total assets                                      $ 59,957                $ 61,836
                                                            ========                ========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                            $  1,775                $  2,102
Accounts payable and accrued liabilities                         367                     468
Taxes payable                                                      2                     139
Long-term notes payable                                        7,530                   7,992
                                                            --------                --------

          Total liabilities                                    9,674                  10,701
                                                            --------                --------


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)                49,780                  50,624
General partner                                                  503                     511
                                                            --------                --------

          Total partners' equity                              50,283                  51,135
                                                            --------                --------

          Total liabilities and partners' equity            $ 59,957                $ 61,836
                                                            ========                ========







-----------------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                              STATEMENTS OF INCOME


                                                THREE MONTHS ENDED
(UNAUDITED; IN THOUSANDS                             MARCH 31,
EXCEPT PER UNIT AMOUNTS)                      2001               2000
--------------------------------------------------------------------------------

REVENUES

Finance lease income                             $1,536        $1,771
Other income                                         14             0
                                                 ------        ------

          Total revenues                          1,550         1,771
                                                 ------        ------


EXPENSES

Interest                                            174           263
Management fee - general partner                    146           153
Investor reporting                                  106            79
General and administrative                           16            42
Tax on gross income                                 185           137
                                                 ------        ------

          Total expenses                            627           674
                                                 ------        ------


Net Income                                       $  923        $1,097
                                                 ======        ======

Net Income Allocated To:

General Partner                                  $    9        $   11
                                                 ======        ======

Limited Partners                                 $  914        $1,086
                                                 ======        ======

Net Income Per Limited Partnership Unit          $ 0.20        $ 0.23
                                                 ======        ======









-----------------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                            STATEMENTS OF CASH FLOWS



                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
(UNAUDITED; IN THOUSANDS)                                                   2001             2000
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                               $   923         $  1,097
Adjustments to reconcile net income to net cash provided
by operating activities:
(Decrease)/increase in accounts payable and accrued liabilities             (101)              14
(Decrease/increase in taxes payable                                         (137)             137
Decrease in prepaid expenses and other assets                                 29               29
                                                                         -------         --------
  Net cash provided by operating activities                                  714            1,277
                                                                         -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance lease income                   2,223            1,788
                                                                         -------         --------

  Net cash provided by investing activities                                2,223            1,788
                                                                         -------         --------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings/(repayments) under lines of credit, net                            75             (783)
Repayment of long-term notes payable                                        (537)            (365)
Distributions paid to partners                                            (2,102)          (1,916)
                                                                         -------         --------

  Net cash used by financing activities                                   (2,564)          (3,064)
                                                                         -------         --------

Increase in cash                                                             373                1
Cash at beginning of period                                                   17                2
                                                                         -------         --------

Cash at end of period                                                    $   390         $      3
                                                                         =======         ========


ADDITIONAL INFORMATION

Interest paid                                                            $   101         $    163
                                                                         =======         ========




-----------------------------------------------------
See NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                          NOTES TO FINANCIAL STATEMENTS





1.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

     BASIS OF PRESENTATION - The accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership's management, necessary for a fair presentation of the financial position and results of operations for the presented periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 2000 balance sheet included herein is taken from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 2000. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 2000.

2.   NET INCOME PER LIMITED PARTNERSHIP UNIT
     ---------------------------------------

     Net Income Per Limited Partnership Unit is computed by dividing the net income allocated to the Limited Partners by the weighted average of the units outstanding (4,625,000).

3.   INCOME TAXES
     ------------

     In January 1998 the Partnership made an election to pay an annual federal tax of 3.5% and a 1% California tax at the Partnership level of on its applicable gross income beginning January 1, 1998. The election was made in order to avoid a limitation on the public trading of the Partnership's units.

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership presently has three long-term debt facilities. At March 31, 2001, the following amounts were outstanding: $4.0 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $1.7 million on a 9.35% non-recourse note collateralized by one aircraft on lease to Trans World Airlines (since April 10, 2001 on lease to American Airlines); and $1.8 million on a long-term variable rate revolving loan facility guaranteed by the Partnership and collateralized by two aircraft on lease to US Airways. At March 31, 2001 approximately $2.5 million remains available under the revolving loan facility.

At March 31, 2001, long-term borrowings of $7.5 million represented 6.2 % of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first three months of 2001 were $0.45 per limited partnership unit, representing the regular 2000 fourth-quarter cash distribution.

In March 2001, the Partnership declared a first-quarter 2001 cash distribution of $0.38 per unit totaling $1,775,252 and payable on May 15, 2001 to unitholders of record on March 30, 2001. Since this distribution was in excess of earnings, Partnership equity declined to $50.3 million at March 31, 2001, and limited partner equity per unit declined to $10.76. The portion of the distribution in excess of net income constitutes a return of capital.

RESULTS OF OPERATIONS
---------------------

The Partnership earned $923,000 in the first quarter ended March 31, 2001, a decrease of $174,000 or 16% from the 2000 first-quarter earnings of $1,097,000. First-quarter revenues were $1,550,000, compared with last year's first-quarter revenues of $1,771,000.

The revenue reduction in the first three months of 2001 is primarily due to the scheduled decline in finance lease income as the net investment in finance leases continued to decline. Although revenues declined, cash receipts remained about the same, largely reflecting rental receipts in excess of earned finance lease income.

Expenses for the first three months of 2001 were $627,000, a decrease of $47,000 from $674,000 for the comparable 2000 period. The decline in expenses is primarily due to lower interest expense in 2001 as a result of the Partnership's reduced debt balances from $8,943,000 as of March 31, 2000 to $7,530,000 as of March 31, 2001. Lower interest expense was partially offset by higher tax expenses.

PORTFOLIO
---------

As of March 31, 2001 the Partnership's portfolio consisted entirely of Stage III aircraft; six are MD 82s and one is a 727-200 FH. Stage III aircraft meet the FAA noise compliance regulations for aircraft operated in the continental United States after December 31, 1999.

On January 10, 2001 TWA (the lessee of one of the MD-82 aircraft) filed for bankruptcy under Chapter 11 of the Bankruptcy Code. TWA was initially delinquent on its December 2000 and January and February 2001 rent payments, but later brought the rent current. On April 9, 2001 the Partnership entered into an agreement with American Airlines completing the assumption by American Airlines of the TWA aircraft lease, subject to a reduced monthly rent, and an extension of the lease expiration date from 2002 to 2009.

On September 30, 2001, the leases with US Airways for five aircraft in the Partnership's aircraft portfolio expire. Since US Airways did not exercise its renewal option, the Partnership will market the aircraft to others for either sale or a new lease. While these MD-82 aircraft are comparable to the aircraft recently leased to American Airlines, the market for commercial aircraft is influenced by a number of factors, including the supply and demand for aircraft and economic conditions. Consequently, at this point we cannot precisely determine the values we will receive from a sale or a new lease of these aircraft, though we remain committed to our objective of maximizing the value from the aircraft portfolio.

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

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The General Partner believes there has been no material change in the Partnership's exposure to market risk from that discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a) Exhibits
               10.52 Assumption and Lease Agreement dated as of February 27, 2001, as amended, among the Registrant, First Security Bank National Association, as Owner Trustee, and American Airlines, Inc.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES
                                   ==========



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                By:  Airlease Management Services, Inc.
                                     General Partner


May 09, 2001                    By:  /s/ DAVID B. GEBLER
--------------------               ---------------------------------------------
Date                                 David B. Gebler
                                     Chairman, Chief Executive Officer
                                     and President


May 09, 2001                    By:  /s/ ROBERT A. KEYES
--------------------               ---------------------------------------------
Date                                 Robert A. Keyes
                                     Chief Financial Officer