Form 10-Q
period 2001-06-30
AIRLEASE LTD
filed 2001-07-20
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2001


                          Commission file number 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     CALIFORNIA                                             94-3008908
_______________________                     ____________________________________
(State of Organization)                     (I.R.S. Employer Identification No.)


555 CALIFORNIA STREET, 4TH FLOOR, SAN FRANCISCO, CA.                  94104
____________________________________________________                __________
    (Address of principal executive offices)                        (Zip Code)

                                 (415) 765-1814
              ____________________________________________________
              (Registrant's telephone number, including area code)


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







                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

             Item 1.     Financial Statements

                         Balance Sheets --
                           June 30, 2001 and December 31, 2000.................3

                         Statements of Income --
                           Three and six months ended June 30,
                           2001 and 2000.......................................4

                         Statements of Cash Flows
                           Six months ended June 30, 2001 and 2000.............5

                         Notes to Financial Statements.........................6

             Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.......7

             Item 3.     Quantitative and Qualitative Disclosures
                           about Market Risk...................................8

Part II - Other Information:

             Item 6.     Exhibits and Reports on Form 8-K......................9
                         Signatures...........................................10

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================

                                 BALANCE SHEETS


                                                      JUNE 30,
                                                         2001       DECEMBER 31,
(IN THOUSANDS EXCEPT UNIT DATA)                      (UNAUDITED)        2000
________________________________________________________________________________

ASSETS

Cash                                                  $     85         $     17
Finance leases - net                                    48,696           61,657
Operating leases - net                                   8,383               0
Prepaid expenses and other assets                          105              162
                                                      --------         --------

          Total assets                                $ 57,269         $ 61,836
                                                      ========         ========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                      $  1,757         $  2,102
Accounts payable and accrued liabilities                   802              468
Taxes Payable                                                3              139
Long-term notes payable                                  5,436            7,992
                                                      --------         --------

          Total liabilities                              7,998           10,701
                                                      --------         --------


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)          48,778           50,624
General partner                                            493              511
                                                      --------         --------

          Total partners' equity                        49,271           51,135
                                                      --------         --------

          Total liabilities and partners' equity      $ 57,269         $ 61,836
                                                      ========         ========


_____________________________________________________
See NOTES TO CONDENSED FINANCIAL STATEMENTS



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================

                              STATEMENTS OF INCOME


                                            THREE MONTHS ENDED        SIX MONTHS ENDED
(UNAUDITED; IN THOUSANDS                         JUNE 30,                 JUNE 30,
_______________________________________________________________________________________
EXCEPT PER UNIT AMOUNTS)                      2001        2000       2001         2000

REVENUES

Finance lease income                        $ 1,235     $ 1,712     $ 2,771     $ 3,483
Operating lease rentals                         246           0         246           0
Other income                                      9           0          23           0
                                            -------     -------     -------     -------

          Total revenues                      1,490       1,712       3,040       3,483
                                            -------     -------     -------     -------


EXPENSES

Interest                                        149         238         323         501
Depreciation - operating leases                 145           0         145           0
Management fee - general partner                142         152         288         305
Investor reporting                               87          79         193         158
General and administrative                       37          41          53          83
Tax on gross income                             184         137         369         274
                                            -------     -------     -------     -------

          Total expenses                        744         647       1,371       1,321
                                            -------     -------     -------     -------


Net Income                                  $   746     $ 1,066     $ 1,669     $ 2,162
                                            =======     =======     =======     =======

Net Income Allocated To:

General Partner                             $     7     $    11     $   17      $    22
                                            =======     =======     =======     =======

Limited Partners                            $   739     $ 1,055     $ 1,652     $ 2,140
                                            =======     =======     =======     =======

Net Income Per Limited Partnership Unit     $  0.16     $  0.23     $  0.36     $  0.46
                                            =======     =======     =======     =======



_____________________________________________________
See NOTES TO CONDENSED FINANCIAL STATEMENTS




                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================

                            STATEMENTS OF CASH FLOWS



                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
(UNAUDITED; IN THOUSANDS)                                             2001         2000
__________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                          $ 1,669        $ 2,162
Adjustments to reconcile net income to net cash provided
by operating activities:
Operating lease depreciation                                            145              0
Increase/(Decrease) in accounts payable and accrued liabilities         334           (105)
Decrease in taxes payable                                              (136)            (3)
Increase in accounts receivable                                         (90)             0
Decrease in prepaid expenses and other assets                            57             57
                                                                    -------        -------
  Net cash provided by operating activities                           1,979          2,111
                                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance lease income              4,522          4,291
                                                                    -------        -------

  Net cash provided by investing activities                           4,522          4,291
                                                                    -------        -------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings/(repayments) under lines of credit, net                   (1,765)        (1,353)
Repayment of long-term notes payable                                   (791)        (1,018)
Distributions paid to partners                                       (3,877)        (4,017)
                                                                    -------        -------

  Net cash used by financing activities                              (6,433)        (6,388)
                                                                    -------        -------

Increase (decrease) in cash                                              68             14
Cash at beginning of period                                              17              2
                                                                    -------        -------

  Cash at end of period                                             $    85        $    16
                                                                    =======        =======


ADDITIONAL INFORMATION

Interest paid                                                       $   310        $   477
                                                                    =======        =======



_____________________________________________________
See NOTES TO CONDENSED FINANCIAL STATEMENTS

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

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Partnership presently has three long-term debt facilities. At June 30, 2001, the following amounts were outstanding: $3.7 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx; $1.3 million on a 9.35% non-recourse note collateralized by one aircraft on lease to American Airlines; and $0.5 million on a variable rate revolving loan facility expiring September 30, 2001 and guaranteed by the Partnership and collateralized by two aircraft on lease to USAirways. At June 30, 2001 approximately $3.2 million remains available under the revolving loan facility.

At June 30, 2001, long-term borrowings of $5.4 million represented 4.5% of the original cost of the aircraft presently owned by the partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first six months of 2001 were $0.83 per limited partnership unit, representing the regular 2000 fourth-quarter cash distribution of $0.45 per unit and the regular 2001 first-quarter cash distribution of $0.38 per unit.

In June 2001, the Partnership declared a second-quarter 2001 cash distribution of $0.38 per unit totaling $1,775,252 payable on August 15, 2001 to unitholders of record on June 29, 2001. Since this distribution and the first-quarter 2001 distribution were in excess of earnings, Partnership equity declined to $49.3 million at June 30, 2001 from $51.1 million at December 31, 2000, and limited partner equity per unit declined to $10.55. The portion of the distribution in excess of net income constitutes a return of capital. The 2000 second-quarter cash distribution was $0.45 per unit.

RESULTS OF OPERATIONS

The Partnership earned $746,000 in the second quarter ended June 30, 2001, a decrease of $320,000 from last year's second quarter earnings of $1,066,000. Revenues for the 2001 second-quarter were $1,490,000, compared with last year's second quarter revenues of $1,712,000.

Net income for the first six months of 2001 was $1,669,000, a decrease of $493,000 compared with $2,162,000 for the first six months of 2000. Revenues for the six-month period were $3,040,000, compared with $3,483,000 for the first six months of 2000.

The decline in net income is primarily due to lower net lease income resulting from the scheduled decline in finance lease income in 2001 as the balances due from the lessees continued to decline, and from the lower rent received under the lease recently assumed by American Airlines from TWA.

Expenses for the first-half of 2001 were $1,371,000, an increase of $50,000 from $1,321,000 for the comparable 2000 period. The slight increase in expenses is primarily due to the operating lease depreciation expense of $145,000 associated with the recently assumed lease by American Airlines from TWA, and an increase in tax payments, partially offset by lower interest expense. In 2000, no operating lease depreciation was recorded, as the lease assumed by American Airlines was previously classified as a finance lease.

PORTFOLIO MATTERS

As of June 30, 2001 the Partnership's portfolio consisted of six MD 82s aircraft (five on lease to US Airways and one on lease to American Airlines), and one 727-200 FH aircraft (on lease to FedEx).

On April 9, 2001 the Partnership entered into an agreement with American Airlines completing the assumption by American Airlines of the aircraft previously on lease to TWA, subject to a reduced monthly rent and an extension of the lease expiration date from 2002 to 2009.

The leases of the Partnership's five MD-82 aircraft to US Airways expire on September 30, 2001, at which time US Airways will be required to return the aircraft. The Partnership has been marketing the aircraft to others for either sale or a new lease since April 1, 2001, when US Airways declined to renew the leases for the aircraft. In the Partnership's experience, under normal market conditions, it often takes more than six months to remarket aircraft. While the Partnership has identified a level of interest in these aircraft, it has not received an attractive offer at this time and therefore continues its marketing efforts. Since quarterly distributions are made in part from cash available from operations, if the aircraft are not sold or leased when the aircraft are returned, distributions could be adversely impacted.

As the leases for the aircraft in the Partnership's portfolio near their maturity, distributions will depend more on the residual value of the aircraft than on the rental payment obligation from existing lessees (the booked residual value for the entire portfolio is $8.97 per unit). Although the Partnership has consistently sold aircraft at prices in excess of book value, aircraft values depend on the supply and demand for aircraft, economic conditions, and other factors. The Partnership's initial feedback from marketing the aircraft leased to US Airways indicates that market conditions have softened somewhat. Consequently, the Partnership cannot determine precisely either the proceeds available from or the timing of a sale or release of the aircraft.

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

                           PART II. OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a) Exhibits
               10.52 Assignment, Assumption and Amendment Agreement dated
               April 9, 2001 among Trans World Airlines, Inc., American Airlines, Inc., The registrant and First Security Bank, National Association, as Owner Trustee.

           (b) The Partnership did not file any reports on Form 8-k during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AIRLEASE LTD., A CALIFORNIA LIMITED
                                         PARTNERSHIP

                                         By:  Airlease Management Services, Inc.
                                              General Partner


JULY 20, 2001                            By:  /s/ DAVID B. GEBLER
-------------------                         ------------------------------------
Date                                          David B. Gebler
                                              Chairman, Chief Executive Officer
                                              and President


JULY 20, 2001                            By:  /s/ ROBERT A. KEYES
-------------------                         ------------------------------------
Date                                          Robert A. Keyes
                                              Chief Financial Officer