Form 10-Q
period 2001-09-30
AIRLEASE LTD
filed 2001-11-09
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                          Commission file number 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                               94-3008908
   ---------------------------------     ------------------------------------
      (State of Organization)            (I.R.S. Employer Identification No.)

           555 CALIFORNIA STREET, 4TH FLOOR, SAN FRANCISCO, CA. 94104
          ---------------------------------------------------- -------
               (Address of principal executive offices) (Zip Code)


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







                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

    Item 1.   Financial Statements (Unaudited)

              Balance Sheets --
                September 30, 2001 and December 31, 2000......................3

              Statements of Income --
                Three and nine months ended September 30, 2001 and 2000.......4

              Statements of Cash Flows
                Nine months ended September 30, 2001 and 2000.................5

              Notes to Financial Statements...................................6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................7

    Item 3.   Quantitative and Qualitative Disclosures about Market Risk......9

Part II - Other Information:

  Item 6.     Exhibits and Reports on Form 8-K...............................10
              Signatures.....................................................11


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                                 BALANCE SHEETS


                                                                     SEPTEMBER 30,
                                                                         2001                 DECEMBER 31,
(IN THOUSANDS EXCEPT UNIT DATA)                                       (UNAUDITED)                 2000
----------------------------------------------------------------------------------------------------------

ASSETS

Cash                                                                   $      9               $      17
Finance leases - net                                                     46,885                  61,657
Operating leases - net                                                    8,224                       0
Prepaid expenses and other assets                                            76                     162
                                                                       --------               ---------

          Total assets                                                 $ 55,194               $  61,836
                                                                       ========               =========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                                       $  1,402               $   2,102
Accounts payable and accrued liabilities                                    636                     468
Taxes payable                                                                17                     139
Long-term notes payable                                                   4,553                   7,992
                                                                       --------               ---------

          Total liabilities                                               6,608                  10,701
                                                                       --------               ---------


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)                           48,100                  50,624
General partner                                                             486                     511
                                                                       --------               ---------

          Total partners' equity                                         48,586                  51,135
                                                                       --------               ---------

          Total liabilities and partners' equity                       $ 55,194               $  61,836
                                                                       ========               =========

-----------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                              STATEMENTS OF INCOME


                                                THREE MONTHS ENDED                NINE MONTHS ENDED
(UNAUDITED; IN THOUSANDS                           SEPTEMBER 30,                    SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------
EXCEPT PER UNIT AMOUNTS)                      2001               2000            2001            2000

REVENUES

Finance lease income                             $1,149        $1,657             $3,920       $5,140
Operating lease rentals                             270             0                516            0
Other income                                          9             0                 32            0
                                                      -             -                 --            -

          Total revenues                          1,428         1,657              4,468        5,140
                                                 ------        ------             ------       ------


EXPENSES

Interest                                            132           217                455          718
Depreciation - operating lease                      160             0                305            0
Management fee - general partner                    139           150                427          455
Investor reporting                                   87            79                280          237
General and administrative                           36            40                 89          123
Tax on gross income                                 139           137                508          411
                                                 ------        ------             ------       ------

          Total expenses                            693           623              2,064        1,944
                                                 ------        ------             ------       ------


Net Income                                       $  735        $1,035             $2,404       $3,196
                                                 ======        ======             ======       ======

Net Income Allocated To:

General Partner                                  $    7        $   10             $   24       $   32
                                                 ======        ======             ======       ======

Limited Partners                                 $  728        $1,025             $2,380       $3,164
                                                 ======        ======             ======       ======

Net Income Per Limited Partnership Unit         $  0.16        $ 0.22             $ 0.51       $ 0.68
                                                 ======        ======             ======       ======


-----------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                            STATEMENTS OF CASH FLOWS



                                                                                    NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
(UNAUDITED; IN THOUSANDS)                                                         2001             2000
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                    $  2,404         $  3,196
Adjustments to reconcile net income to net cash provided
by operating activities:
Operating lease depreciation                                                       305                0
(Increase) in accounts receivable                                                  (90)               0
Increase in accounts payable and accrued liabilities                               168              108
Increase/(decrease) in taxes payable                                              (122)             134
Decrease in prepaid expenses and other assets                                       86               86
                                                                              --------         --------
  Net cash provided by operating activities                                      2,751            3,524
                                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance lease income                         6,333            3,233
                                                                              --------         --------

  Net cash provided by investing activities                                      6,333            3,233
                                                                              --------         --------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings/(repayments) under lines of credit, net                              (1,765)             762
Repayment of long-term notes payable                                            (1,675)          (1,401)
Distributions paid to partners                                                  (5,652)          (6,119)
                                                                              --------         --------

  Net cash used by financing activities                                         (9,092)          (6,758)
                                                                              --------         --------

Decrease in cash                                                                    (8)              (1)
Cash at beginning of period                                                         17                2
                                                                              --------         --------

  Cash at end of period                                                       $      9         $      1
                                                                              ========         ========


ADDITIONAL INFORMATION

Interest paid                                                                 $    353         $    597
                                                                              ========         ========


-----------------------------------------------------
SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 2001




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

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 ===============================================


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership presently has two long-term debt facilities. At September 30, 2001, the following amounts were outstanding: $3.7 million on a 7.4% non-recourse note collateralized by one aircraft leased to FedEx and a $0.9 million on a 9.35% non-recourse note collateralized by one aircraft on lease to American Airlines.

At September 30, 2001, long-term borrowings of $4.6 million represented 3.7% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first nine months of 2001 were $1.21 per limited partnership unit, representing the regular 2000 fourth-quarter cash distribution of $0.45 per unit and the regular 2001 first and second quarter cash distributions of $0.38 per unit each.

In September 2001, the Partnership declared a third-quarter 2001 cash distribution of $0.30 per unit totaling $1,401,515 payable on November 15, 2001, to unitholders of record on September 28, 2001. Since this distribution and the first and second quarter 2001 distributions were in excess of earnings, Partnership equity declined to $48.6 million at September 30, 2001 from $51.1 million at December 31, 2000, and limited partner equity per unit declined to $10.40. The portion of the distribution in excess of net income constitutes a return of capital. The 2000 third-quarter cash distribution was $0.45 per unit.

RESULTS OF OPERATIONS
---------------------

The Partnership earned $735,000 in the third quarter ended September 30, 2001, a decrease of $300,000 from last year's third quarter earnings of $1,035,000. Revenues for the 2001 third quarter were $1,428,000, compared with last year's third quarter revenues of $1,657,000.

Net income for the first nine months of 2001 was $2,404,000, a decrease of $792,000 compared with $3,196,000 for the first nine months of 2000. Revenues for the nine-month period were $4,468,000, compared with $5,140,000 for the first nine months of 2000.

The decline in the year to date net income is primarily due to lower net lease income resulting from the scheduled decline in finance lease income in 2001, as the balances due from the lessees continued to decline, and from the lower rent received under the lease that was assumed by American Airlines from TWA in April 2001.

Expenses for the first nine months of 2001 were $2,064,000, an increase of $120,000 from $1,944,000 for the comparable 2000 period. The increase in expenses is primarily due to an operating lease depreciation expense of $305,000 associated with the American Airlines lease, and an increase in tax payments, partially offset by lower interest expense. In 2000, no operating lease depreciation was recorded, as the lease assumed by American Airlines in April 2001 was previously classified as a finance lease.

PORTFOLIO MATTERS
-----------------

As of September 30, 2001 the Partnership's portfolio consisted of six MD 82s aircraft (five to be returned by US Airways and one on lease to American Airlines), and one 727-200 FH aircraft (on lease to FedEx).

The finance lease with US Airways for five MD-82 aircraft was scheduled to terminate on October 1, 2001. However, the lease remains in effect as an operating lease while certain maintenance work on the aircraft is being performed as required by the lease agreement. In addition, the Partnership is in negotiation with US Airways concerning satisfaction of the aircraft return conditions stipulated in the lease. Until the aircraft is returned in accordance with the lease, US Airways is required to pay rent on a prorated basis. In the meantime, the Partnership continues to market these aircraft for sale or new leases, and it presently is in discussions to lease a number of these aircraft, but no definitive agreements have been reached at this time. Since quarterly distributions are made from cash available from operations, if the aircraft are not sold or leased when the aircraft are returned, quarterly distributions and net income will be adversely impacted.

The Partnership is in the process of selling one aircraft in the portfolio and expects the sale to close in December of 2001.

The Partnership believes that the events of September 11 have had an adverse effect on the general market for purchase and lease of used aircraft, thereby adversely affecting the Partnership's ability to sell or re-lease aircraft as they come off lease, including the aircraft to be returned by US Airways. The events of September 11 may also affect the ability of existing lessees to meet their obligations to the Partnership, and may have other adverse effects on the Partnership.

As the leases for the aircraft in the Partnership's portfolio near their maturity, distributions will depend more on the market value of the aircraft than on the rental payment obligation from existing lessees. In the current market, it is more likely that aircraft at lease end will be re-leased rather than sold. Although Airlease in the past has sold aircraft at prices in excess of book value or re-leased aircraft to others, aircraft values depend on supply and demand, economic conditions, and other factors. Consequently, the Partnership cannot precisely predict the values that will be ultimately attained, especially given the uncertainties in today's weakened market.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:
--------------------------------------------------------------------------------

The Partnership has included in this quarterly report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Partnership's business, operations and financial condition. The words or phrases "can be", "may affect", "may depend", "expect", "believe", "anticipate", "intend", "will", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Partnership cautions you that any forward-looking information provided by or on behalf of the Partnership is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Partnership's control, in addition to those discussed in the Partnership's other press releases and public filings, including (i) changes in the aircraft or aircraft leasing market, (ii) economic downturn in the airline industry, (iii) default by lessees under leases causing the Partnership to incur uncontemplated expenses or not to receive rental income as and when expected, (iv) the impact of the events of September 11, 2001 on the aircraft or aircraft leasing market and on the airline industry, (v) changes in interest rates and (vi) legislative or regulatory changes that adversely affect the value of aircraft. All such forward-looking statements are current only as of the date on which such statements were made. The Partnership does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On September 11, 2001, four aircraft operated by United Airlines and American Airlines were hijacked and destroyed in terrorist attacks against the United States. Immediately after the attacks, the Federal Aviation Administration closed U.S. airspace for several days. In the weeks that have the attacks, most of the major U.S. based airlines have announced significant reductions in worldwide capacity, and many have announced plans to accelerate the retirement of certain types of aircraft or to defer the delivery of new aircraft.

                           PART II. OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 By:  Airlease Management Services, Inc.
                                      General Partner


NOVEMBER 9, 2001                 By:  /S/ DAVID B. GEBLER
----------------------              --------------------------------------------
Date                                  David B. Gebler
                                      Chairman, Chief Executive Officer
                                      and President


NOVEMBER 9, 2001                 By:  /S/ ROBERT A. KEYES
----------------------              --------------------------------------------
Date                                  Robert A. Keyes
                                      Chief Financial Officer