Form 10-K
period 2001-12-31
AIRLEASE LTD
filed 2002-03-22
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                           Commission File No. 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


       California                                        94-3008908
_______________________                     ____________________________________
(State of Organization)                     (I.R.S. Employer Identification No.)


          555 California Street, Fourth Floor, San Francisco, CA 94104
          ____________________________________________________________
               (Address of principal executive offices) (Zip Code)


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ___      ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Aggregate market value of Depositary Units, held by non-affiliates of the registrant as of the close of business at March 12, 2002 was $21,539,100.00.

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

ITEM 2.   PROPERTIES........................................................ 14

ITEM 3.   LEGAL PROCEEDINGS................................................. 14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 14

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS............................................... 15

ITEM 6.   SELECTED FINANCIAL DATA........................................... 18

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS............................... 19

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK....................................................... 23

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 24

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE............................... 24

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 24

ITEM 11.  EXECUTIVE COMPENSATION............................................ 26

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 26

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 27

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K.......................................................... 29

SIGNATURES.................................................................. 33

INDEX TO EXHIBITS....................................................A-13, A-14

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                                    FORM 10-K


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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

     The following table describes the Partnership's aircraft portfolio at December 31, 2001:


__________________________________________________________________________________________________________________
                   Number &                                    Current      Purchase
                 type; year of    Ownership    Acquired by      lease       price (in      Type          Noise
Lessee              Delivery      Interest     Partnership    expiration    millions)    of lease    compliance(1)
__________________________________________________________________________________________________________________

CSI                   2 MD-82        100%          1986          2006 (2)     $36.4       Direct        Stage III
Aviation               1981                                                               finance

FedEx             1 727-200FH        100%          1987          2006         $18.5(3)    Direct        Stage III
                      1979                                                                finance

Held for              3 MD-82        100%          1986           N/A         $54.6         N/A         Stage III
Sale or lease            1981(2)


(1)      See "Government Regulation-Aircraft Noise" below, for a description of laws and regulations governing aircraft noise.

(2)      CSI has the right to terminate the leases on any date on which CSI's agreement with the United States
         Marshals Service terminates. Unless earlier terminated, the leases will expire in 2006.

(3)      The purchase price includes $6.9 million of conversion costs for the upgrade of the aircraft from a Stage
         II passenger to a Stage III freighter aircraft.



     At December 31, 2001, the book value of aircraft by lessee as a percent of total assets was as follows: FedEx, 13.2%; CSI, 27% and off-lease aircraft, 40.6%. Revenues by lessee as a percentage of total revenue for 2001 and 2000, respectively, were as follows: US Airways, 55.4% and 76.8%; TWA/American Airlines, 17.2% and 17.4%; CSI, 4.9% and 0%; and FedEx, 5.7% and 5.9%.

     At December 31, 2001, the Partnership's portfolio consisted of six Stage-III commercial aircraft. Two are leased to CSI Aviation Services, Inc., one to FedEx, and three are being marketed for lease.

     In January 2001 TWA, a lessee of a seventh aircraft in the Partnership's portfolio, filed for bankruptcy. In April 2001, American Airlines assumed a modified TWA lease and in December 2001 Airlease sold the aircraft under the terms of a previously negotiated sale.

     In April 2001 US Airways, at that time the lessee of five MD-82 aircraft, notified Airlease it would return these aircraft at end of lease on October 1, 2001. Two of the five aircraft were subsequently leased to CSI Aviation Services, Inc. ("CSI") and the other three aircraft are being marketed for lease.

     CSI operates the two aircraft it leases in charter services for the United States Marshals Service ("USMS"). CSI has the right to terminate its leases with the Partnership on any date on which CSI's agreement with USMS terminates. The initial contract between CSI and USMS expires in October 2002. Unless earlier terminated, the leases will expire on October 31, 2006.

     The Partnership also leases a 727-200 FH aircraft to FedEx. This lease is scheduled to terminate in 2006.

     See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a further discussion of the Partnership's lessees.

     The Partnership's lessees have the following fair market value renewal options: Fedex has the right to renew its lease for one six-month term at the current rent payable under the lease, and thereafter for four successive one year terms at a fair market value rental, and CSI has the right to renew its leases from one to five years to coincide with any renewal of its contract with the USMS.

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

     As previously reported to Unitholders, the Partnership's access to capital is limited. Since all Cash Available from Operations, as defined in the Limited Partnership Agreement, is distributed, there is no build up of equity capital, and acquisitions must be funded from proceeds available when aircraft are sold or from debt. Access to debt is limited because the Partnership's aircraft leased under long-term leases are generally used to collateralize existing borrowings. In general, the Partnership's pricing is uncompetitive for new acquisitions because of its limited sources and high cost of capital.

     Because of these factors, finding new aircraft investments like those made by the Partnership in the past and that offer an appropriate balance of risk and reward has been difficult. During the past eight years the Partnership has made only two aircraft investments, both of which were possible because of special circumstances.

     In 1996, 1997 and 2001, the Partnership sold interests in nine aircraft (a 50% interest in an aircraft on lease to Finnair, a one-third interest in six aircraft on lease to Continental, a 50% interest in one aircraft leased to Sun Jet International, Inc., and a 100% interest in an aircraft previously on lease to TWA and American Airlines). See "Disposition of Aircraft" below. However, because of the factors described above, the Partnership was unable to reinvest the proceeds in aircraft at an acceptable return, and the General Partner determined that the best use of the net proceeds was to distribute them to Unitholders. These sales and distributions have reduced the size of the Partnership's portfolio.

PARTICIPANTS IN LEASES

     USL Capital originally participated equally with the Partnership in the aircraft on lease to FedEx and the aircraft sold in December 2001. In April 1993 the Partnership leased two aircraft (held jointly with USL Capital), which were previously off lease, to FedEx. In September 1993 the Partnership exchanged its 50% interest in the two aircraft for a 100% interest in one aircraft and pledged the aircraft and the lease as collateral to obtain funds to upgrade the aircraft from a Stage II passenger aircraft to a Stage III freighter. In January 1997, the Partnership purchased from USL Capital a 50% interest in the aircraft at that time on lease to TWA, and owned a 100% interest in that aircraft until it was sold in December 2001.

DESCRIPTION OF LEASES

     The 727-200FH aircraft on lease to FedEx is leased pursuant to a full-payout (direct finance) lease, and the two MD-82 aircraft on lease to CSI are leased pursuant to operating leases. The two MD-82 aircraft on lease to CSI, together with the three off-lease aircraft, were previously leased to US Airways pursuant to full-payout leases. A sixth MD-82 aircraft was previously leased to TWA pursuant to a full-payout lease, and then to American Airlines pursuant to an operating lease, until the aircraft was sold in December 2001.

     Generally, operating leases are for a shorter term than full-payout leases and, therefore, it is necessary to remarket the aircraft in order to recover the full investment. Full-payout leases are generally for a longer term and hence provide more predictable revenue than operating leases.

     All of the Partnership's leases are net leases, which provide that the lessee will bear the direct operating costs a0nd the risk of physical loss of the aircraft; pay sales, use or other similar taxes relating to the lease or use of the aircraft; maintain the aircraft; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the specific amount set forth in the lease (which may be less than the fair value of the aircraft); and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In general, substantially all obligations connected with the ownership and operation of the leased aircraft are assumed by the lessee and minimal obligations are imposed upon the Partnership. Default by a lessee may cause the Partnership to incur unanticipated expenses. See "Government Regulation" below.

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

     Underthe Limited Partnership Agreement, aircraft may be sold at any time whether or not the aircraft are subject to leases if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so.

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

     In December 2001 the Partnership sold its 100% interest in an MD-82 aircraft previously on lease to American Airlines, at a sale price of approximately $9 million, resulting in a net gain of approximately $965,000. The proceeds were distributed to Unitholders in the first quarter of 2002.

     See "Competitive Position of the Partnership" above for a discussion of the General Partner's determination to distribute the proceeds of the sale of these aircraft to Unitholders.

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

BORROWING POLICIES

     Under the Limited Partnership Agreement, the Partnership may borrow funds or assume financing in an aggregate amount equal to less than 50% of the higher of the cost or fair market value at the time of the borrowing of all aircraft owned by the Partnership. The Partnership may exceed such 50% limit for short-term borrowing so long as the General Partner uses its best efforts to comply with such 50% limit within 120 days from the date such indebtedness is incurred or if the borrowed funds are necessary to prevent foreclosure on any Partnership asset. There is no limitation on the amount of such short-term indebtedness. The General Partner is authorized to borrow for working capital purposes and to make distributions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and Note 6 of Notes to Financial Statements.

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

     See "Aircraft  Portfolio"  above,  for a description  of the  Partnership's
aircraft  portfolio.   At  December  31,  2001,  all  of  the  aircraft  in  the
Partnership's portfolio were Stage III aircraft

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

UNITS OUTSTANDING

     The Units are traded on the New York Stock Exchange under the symbol FLY. As of February 12, 2002, there were 869 unitholders of record.

MARKET PRICE

     The following chart sets forth the high and low closing prices on the New York Stock Exchange and the trading volume for each of the quarters in the years ended December 31, 2001 and 2000.

                            Trading Volume
Quarter Ended               (in thousands)          Unit Prices (high-low)
-------------               --------------          ----------------------

March 31, 2001                   409                   $13.05   - $11.56
June 30, 2001                    630                   $11.89   - $8.75
September 30, 2001               573                   $10.35   - $4.26
December 31, 2001                640                   $8.85    - $5.30

March 31, 2000                   227                   $12      - $10.63
June 30, 2000                    239                   $12.25   - $10.56
September 30, 2000               230                   $13.13   - $11.56
December 31, 2000                291                   $12.50   - $11.56

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

     Distributions declared during 2001 and 2000 were as follows:

     Record Date                 Payment Date                        Per Unit
     -----------                 ------------                        --------

     March 31, 2001              May 14, 2001                        38 cents
     June 29, 2001               August 15, 2001                     38 cents
     September 28, 2001          November 15, 2001                   30 cents
     December 31, 2001           February 15, 2002                   11 cents

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other data concerning the Partnership for each of the last five years:

                                                              For years ended December 31,

(In thousands except per-unit amounts)             2001       2000         1999         1998        1997
----------------------------------------------    -------    -------      -------     -------     -------

OPERATING RESULTS

Lease and other income                            $ 5,102    $ 6,736      $ 7,614     $ 8,400     $ 9,210

Gain on disposition of aircraft                       965         --           --          --         393
                                                  -------    -------      -------  -----------    -------
Total revenues                                      6,067      6,736        7,614       8,400       9,603
                                                  -------    -------      -------  -----------    -------

Interest expense                                      550        909        1,270       1,704       2,028

Depreciation expense                                1,268         --           --          --         273

Other expenses                                      1,742      1,082        1,088       1,123       1,820

Tax on gross income                                   884        548          548         699           0
                                                  -------    -------      -------  -----------    -------
Total expenses                                      4,444      2,539        2,906       3,526       4,121
                                                  -------    -------      ------- -----------     -------
Net income                                        $ 1,623    $ 4,197      $ 4,708     $ 4,874     $ 5,482
                                                  -------    -------      ------- -----------     -------

Net income per unit(1)                            $  0.35    $  0.90      $  1.01     $  1.04     $  1.17

Cash distributions declared per unit(2)           $  2.67    $  1.80      $  1.64     $  1.64     $  2.02


FINANCIAL POSITION

Total assets                                      $52,529    $61,836      $67,787     $75,813     $82,859

Long-term obligations                              $3,389    $ 7,992      $10,092     $14,505     $19,115

Total partners' equity                            $40,285    $51,135      $55,347     $58,301     $61,089

Limited partners' equity per unit                 $  8.62    $ 10.95      $ 11.85     $ 12.48     $ 13.08


(1) After allocation of the 1% General Partner's interest.

(2) Includes special cash distributions of $1.50 per unit in 2001, and $.22 per unit in 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Partnership has included in this annual report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Partnership's business, operations and financial condition. The words or phrases "can be", "may affect", "may depend", "expect", "believe", "anticipate", "intend", "will", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Partnership cautions you that any forward-looking information provided by or on behalf of the Partnership is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Partnership's control, in addition to those discussed in the Partnership's public filings and press releases, including (i) changes in the aircraft or aircraft leasing market, (ii) economic downturn in the airline industry, (iii) default by lessees under leases causing the Partnership to incur uncontemplated expenses or not to receive rental income as and when expected,
(iv) the impact of the events of September 11, 2001 on the aircraft or aircraft leasing market and on the airline industry, (v) changes in interest rates and
(vi) legislative or regulatory changes that adversely affect the value of aircraft. All such forward-looking statements are current only as of the date on which such statements were made. The Partnership does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership presently has one long-term debt facility. At December 31, 2001, the 7.4% non-recourse note collateralized by one aircraft leased to FedEx had an outstanding balance of $3.4 million. The facility matures in April 2006.

     A 9.35% non-recourse loan facility collateralized by the aircraft that was leased to TWA and subsequently to American Airlines was terminated in December 2001, when the aircraft was sold. A long-term variable rate revolving loan facility collateralized by two aircraft on lease to US Airways expired on October 1, 2001, the end of the lease term.

     Long-term borrowings at December 31, 2001 represented 2.78% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

     Total scheduled debt service in 2002 is $0.9 million. Debt service will be paid from the rental payments received under the FedEx lease.

     Net cash provided by operating activities was $4.1 million for 1999, $4.5 million for 2000, and $2.7 million for 2001. Aside from the cash flow activity associated with taxes payable, the net cash flow provided by operating activities showed a moderate decrease from 1999 to 2000. The decrease in 2001 as compared with 2000 was primarily due to reduced revenue as a result of the termination of the US Airways leases.

     Total debt service on the fixed loans as a percentage of net cash provided by operating activities was 78%, 67%, and 123% for 1999, 2000 and 2001, respectively. However, cash flow from operating activities does not fully reflect cash receipts from lease payments. When the excess of rental receipts above finance lease income is added to cash flow from operating activities, the ratios become 26%, 29%, and 27%, respectively.

     Cash distributions paid by the Partnership were $7.7 million ($1.64 per unit) in 1999, $8.2 million ($1.76 per unit) in 2000, and $7.1 million ($1.51 per unit) in 2001. There were no special cash distributions paid in 1999, 2000 or 2001. A special cash distribution of $7.0 million ($1.50 per unit) was declared in December 2001, but will be paid in 2002.

     Pursuant to the Limited Partnership Agreement, the Partnership distributes all Cash Available from Operations net of expenses and reserves. Since such distributions were in excess of earnings, Partnership equity declined from $51.1 million at December 31, 2000 to $40.3 million at December 31, 2001, and limited partner equity per unit declined from $10.95 to $8.62. From a limited partner perspective, the portion of the distribution in excess of net income constitutes a return of capital. Total cash distributions declared since inception of the Partnership have exceeded total net income by $10.16 per unit.

     At December 31, 2001, the Partnership had cash on hand in the amount of $1.9 million (net of amounts payable to Unitholders on February 15, 2002). In the event that the Partnership's cash on hand is significantly reduced as a result of unanticipated expenses, including unanticipated maintenance and refurbishing expenses with respect to the three MD-82 aircraft currently off lease, cash distributions to Unitholders may be reduced.

RESULTS OF OPERATIONS

2000 VS. 1999
     In 2000, all revenues were earned from aircraft subject to finance leases. The revenue reduction in 2000 as compared with 1999 is primarily due to the scheduled decline in finance lease income as the balances due from the lessees declined.

2001 VS. 2000
     In 2001, revenues were earned from seven aircraft subject to finance and operating leases and from the gain on sale of one aircraft. The lease revenue reduction in 2001 as compared with 2000 is primarily due: to the scheduled decline in finance lease income as the balances due from the lessees declined, to the expiration of the lease with US Airways for five aircraft, three of which remain off lease, and to the restructure of the TWA lease.

     In 2001, five MD-82 aircraft leased to US Airways generated $3,363,000 in finance lease income prior to lease expiration. Two of the five aircraft were leased to CSI Aviation Services, Inc. ("CSI") in November 2001 under operating leases, which generated $296,000 in operating lease income. The remaining three aircraft were being held for lease as of December 31, 2001.

     The finance lease of one MD-82 aircraft with TWA was assumed by American Airlines in April of 2001, and was reclassified as an operating lease. In 2001, the finance lease generated $293,000 in finance lease income, and the operating lease generated $750,000 in operating lease rental income (before depreciation expense). In December of 2001, the aircraft was sold, generating a gain on sale before remarketing fee of $965,000.

     The lease of one 727-200FH aircraft to FedEx generated $346,000 in finance lease income.

     For information regarding the percentage of total Partnership assets and revenues represented by aircraft owned and leased by the Partnership, see "BUSINESS - Aircraft Portfolio."

     Interest expense decreased in 2001 by $359,000 as compared with 2000, as a result of declining debt balances.

     Depreciation expense of $1,268,000 in 2001 related to aircraft subject to operating leases and to aircraft available for lease. No depreciation expense was recorded in 2000 as the Partnership's portfolio did not include any aircraft subject to operating lease or held for lease.

     Management fees and tax on gross income increased in 2001 as compared with the prior year as a result of the sale of the MD-82 aircraft.

     The increase in general and administrative expenses is primarily due to aircraft maintenance and refurbishing expenses incurred in the preparation of two MD-82 aircraft for delivery to CSI.

     The lease with US Airways for five MD-82 aircraft was scheduled to terminate on October 1, 2001, but remains in effect pending satisfaction of aircraft return conditions relating to aircraft maintenance as specified in the lease. Under the lease, US Airways is obligated to pay rent for each aircraft on a prorated basis until the required maintenance has been completed and the aircraft has been returned. The lease requires the maintenance to be completed within 60 days of the expiration of the lease term.

     In November 2001 the Partnership entered into an agreement with US Airways with respect to the two MD-82 aircraft now on lease to CSI, providing for US Airways to pay hold-over rent and to pay for certain agreed-upon maintenance work. US Airways made a cash payment covering a portion of the rent and maintenance costs and delivered an unsecured note for the remaining amount. See Note 4 of Notes to Financial Statements.

     The Partnership is currently in negotiation with US Airways concerning satisfaction of aircraft return conditions and payment of hold-over rent with respect to the remaining three aircraft leased by US Airways. The Partnership expects to enter into an agreement with US Airways with respect to these leases. To date, the Partnership has not taken legal action to enforce its rights under the leases as negotiations concerning the specific terms of US Airways' obligations are ongoing.

     Any required maintenance work with respect to the three aircraft currently off lease that is not performed or paid for by US Airways, together with any refurbishing expenses incurred in preparation of these aircraft for delivery to future lessees, will result in additional expenses to the Partnership. Due to the ongoing negotiations with US Airways, management cannot establish the amount of such additional expenses, if any, although such expenses, if significant, could have a material adverse effect on the Partnership's results of operations or financial condition and result in reduced cash distributions to Unitholders.

IMPACT OF EVENTS OF SEPTEMBER 11, 2001

     On September 11, 2001, four aircraft operated by United Airlines and American Airlines were hijacked and destroyed in terrorist attacks against the United States. Immediately after the attacks, the Federal Aviation Administration closed U.S. airspace for several days. In the months after the attacks, most major U.S.-based have announced significant reductions in worldwide capacity, and many have reduced or announced plans to reduce their fleets.

     The Partnership believes that the events of September 11, 2001 have had an adverse effect on the market for lease and sale of used aircraft, as airlines are less likely to renew or enter into leases and may seek to sell aircraft surplus to meet their reduced needs. The reduced demand for aircraft is likely to have an adverse effect on the Partnership's ability to re-lease its three aircraft currently off lease, and to re-lease other aircraft as their leases terminate. The events of September 11, 2001 may also affect the ability of existing lessees to meet their obligations to the Partnership, and may have other adverse effects on the Partnership.

OUTLOOK

     The market conditions for aircraft leasing have declined during 2001, in particular since September 11, 2001, as there has been a reduction in air-traffic demand, causing the supply of aircraft to exceed demand. It has been reported that there are more than 90 MD-81/82 aircraft available for sale or lease, approximately 15% of the MD-80 aircraft listed in operation. While there are signs of increases in air traffic from September 2001 levels which could lead to increased demand (among U.S. based airlines a reported 34% decline in year over year system-wide traffic for the month of September 2001 has improved to a 14% decline for the month of December 2001), it is widely believed that it will take time before the industry recovers fully.

Consequently, the Partnership is experiencing significant competitive pressure in marketing the three aircraft currently off lease, and management is not able to predict when these aircraft may be leased again or the terms of any such future leasing.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Partnership believes that as of December 31, 2001, it does not have any material interest rate risk exposures.

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

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information about the directors and executive officers of the General Partner as of February 28, 2002. As used below, "BALCAP" refers both to BALCAP and to BA Leasing & Capital prior to its merger into BALCAP in September 1999.


                                POSITION WITH                          PRINCIPAL OCCUPATION AND
         NAME                  GENERAL PARTNER       AGE              EMPLOYMENT FOR LAST 5 YEARS
---------------------      ---------------------     ---    ------------------------------------------

David B. Gebler            Chairman of the           52     Mr.  Gebler is a Managing  Director  of Bank of America
                           Board, President,                National   Association   ("Bank  of  America")  and  of
                           Chief Executive                  BALCAP.   He  has  been  with  BALCAP  since  September
                           Officer and a                    1996.  From 1993 to  September  1996 he was Senior Vice
                           Director                         President   of  the   Transportation   and   Industrial
                                                            Financing business unit of USL Capital. Mr. Gebler has
                                                            since 1989 and a Director since 1990, and has been
                                                            Chairman and CEO since September 1996. Mr. Gebler holds
                                                            a bachelor degree in mathematics from Clarkson University
                                                            and graduate degrees in Engineering and Management from
                                                            the University of Michigan.

Richard V. Harris          Director                  53     Mr.  Harris  is  Managing  Director  and Head of Global
                                                            Leasing of Bank of America,  and Chairman and President
                                                            of BALCAP.  He was elected  President  and CEO in 1982,
                                                            adding  the title of  Chairman  in 1988.  He has been a
                                                            Director of the General  Partner  since  October  1996.
                                                            Other  assignments  at Bank of  America  have  included
                                                            responsibilities  for Project Finance and  Asset-Backed
                                                            Finance  along  with  Leasing.  Prior to  assuming  his
                                                            present   responsibilities,   Mr.   Harris   held  both
                                                            transactional  and  marketing  management  positions at
                                                            BankAmerica   Leasing.   Mr. Harris  holds  a  B.S.E.E.
                                                            degree in  Electrical  Engineering  from Brigham  Young





                                                            University  and a  Master  of  Business  Administration
                                                            degree also from BYU.


William A. Hasler          Director                  60     Mr. Hasler has been the Co-Chief  Executive  Officer of
                                                            Aphton  Corporation  ,  a  biopharmaceutical   company,
                                                            since July 1998 and a Director of the  General  Partner
                                                            since  1995.  From  August 1991 to June 1998 he was the
                                                            Dean of the Haas School of  Business at the  University
                                                            of  California  at Berkeley.  From 1984 to 1991, he was
                                                            vice  chairman  and  director of KPMG Peat  Marwick and
                                                            was   responsible   for   its   worldwide    consulting
                                                            business.  He is a member of the board of  governors of
                                                            The  Pacific  Stock   Exchange  and  of  the  board  of
                                                            directors of Selectron  Corp.,  Schwab  Funds,  Mission
                                                            West,   Tenera,   Walker   Interactive,    and   Aphton
                                                            Corporation.  He is a graduate  of Pomona  College  and
                                                            earned his MBA from Harvard .

Leonard Marks, Jr.         Director                  80     Mr.  Marks  retired  as  Executive  Vice  President  of
                                                            Castle & Cooke,  Inc. in 1985.  Prior to that time,  he
                                                            was also  President of the real estate and  diversified
                                                            activities  group of that  company.  Mr. Marks has been
                                                            a Director  of the  General  Partner  since  2001,  and
                                                            previously  was a Director to the General  Partner from
                                                            1986  to  1997.  For  many  years,   Mr. Marks  was  an
                                                            assistant  professor of Finance at the Harvard Business
                                                            School  and a  professor  of  Finance  at the  Stanford
                                                            Business  School.  He was  Assistant  Secretary  of the
                                                            United  States Air Force from 1964 to 1968.  Mr.  Marks
                                                            holds a Ph.D in Business  Administration  from  Harvard
                                                            University.

Richard P. Powers          Director                  61     Mr.  Powers  is  a  Financial  Consultant  and  Private
                                                            Investor.  Frorm 1996 to 2000 he was an Executive  Vice
                                                            President  of  Finance  and  Administration  of Eclipse
                                                            Surgical Technologies,  Inc., a medical device company,
                                                            since 1996 and a Director of the General  Partner since
                                                            1996.   From   1981  to  1994,   he  was  with   Syntex
                                                            Corporation,   a  pharmaceutical  company,  serving  as
                                                            Senior Vice  President and Chief  Financial  Officer of
                                                            that  company  from 1986 to 1994.  From 1994 to 1996 he
                                                            served as  consultant to various  companies,  including
                                                            advising   and   assisting   in  the  sale  of   Syntex
                                                            Corporation  to Roche  Corporation  in 1994. Mr. Powers
                                                            holds a Bachelor of Science  degree in Accounting  from
                                                            Canisius    College   and   a   Masters   in   Business
                                                            Administration from the University of Rochester.

K. Thomas Rose             Director                  56     Mr. Rose has been Managing  Director,  Credit of BALCAP
                                                            since  1992.  He has  been a  Director  of the  General
                                                            Partner  since  October  1996.  Prior  to  his  present
                                                            responsibilities,  Mr. Rose was with  Security  Pacific
                                                            Leasing  Corporation  as  Executive  Vice  President  -
                                                            Lease Services  since 1973.  Mr. Rose holds a B.A. from
                                                            California  State  University,  Fullerton  and a  Juris
                                                            Doctorate  degree from Golden Gate  University,  School
                                                            of Law.

Robert A. Keyes            Chief Financial           49     Mr.  Keyes has been  Senior Vice  President  and Senior
                           Officer and a                    Finance  Manager of BALCAP since December  2000.  Prior
                           Director                         to  assuming  his present  responsibilities  at BALCAP,
                                                            Mr. Keyes was with Citicorp Bankers Leasing as Vice
                                                            President and Head of Operations from 1997 to 2000. From
                                                            1990 to 1997 Mr. Keyes was with USL Capital Corporation
                                                            (former parent of the General Partner) as Vice President
                                                            and Corporate Controller. While at USL Capital, Mr.
                                                            Keyes served as Chief Financial Officer and as a Director
                                                            of the General Partner. From 1980 to 1990 Mr. Keyes held
                                                            various Finance positions with Wells Fargo Leasing
                                                            Corporation, including Senior Vice President and Chief
                                                            Financial Officer. Mr. Keyes holds a Bachelor of
                                                            Science degree in Economics from Bates College and a
                                                            Masters in Business Administration and Accounting from
                                                            Rutgers University.


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

     The Partnership reimburses the General Partner for fees paid to Directors of the General Partner who are not otherwise affiliated with the General Partner or its affiliates. In 2001, such unaffiliated directors were paid an annual fee of $14,500 plus $500 for each meeting attended.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

UNIT OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

     As  of  February  28,  2002,  the  following  persons  were  known  to  the
Partnership  to  be  beneficial   owners  of  more  than  five  percent  of  the
Partnership's equity securities:

                  Name and Address       Amount and Nature of
Title of class    Of beneficial owner    Beneficial Ownership   Percent of Class
--------------    -------------------    --------------------   ----------------

Depositary Units  United States Airlease      231,250(1)                5%
                  Holding, Inc.
                  555 California Street
                  San Francisco, CA 94104

Depositary Units  BALCAP                      793,750(2) (3)         17.2%
                  555 California Street
                  San Francisco, CA 94104

__________________

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


                        Name of                      Amount and Nature of
 Title of Class      Beneficial Owner                Beneficial Ownership     Percent of Class
 --------------      ----------------                --------------------     ----------------

Depositary Units     David B. Gebler                       700(1)                    (2)
Depositary Units     William A. Hasler                   8,700                       (2)
Depositary Units     Leonard Marks Jr.                     750                       (2)

                     All directors and executive        10,150                       (2)
                     officers as a group

__________________

(1) Includes 200 Units held by Mr. Gebler as custodian for a minor child as to which Mr. Gebler has shared voting and dispositive power and as to which beneficial ownership is disclaimed.

(2)      Represents less than 1%.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a discussion of certain fees, expenses and reimbursements payable and paid to the General Partner and its affiliates by the Partnership, see Note 8 of Notes to Financial Statements. From time to time, the Partnership has borrowed funds from BALCAP or BA Leasing & Capital, including advances for expense payments. All such borrowings were unsecured and bore interest at a floating rate not exceeding the prime rate. At December 31, 2001 Airlease owed BALCAP $323,702 for such borrowings.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following financial statements of the Partnership are included in this report as Appendix A:
                                                                            PAGE

         Management's Responsibility for Financial Statements.........       A-1

         Report of Independent Auditors ..............................       A-2

         Financial Statements:

              Statements of Income for the Years Ended December 31, 2001,
              2000 and 1999 ..........................................       A-3

              Balance Sheets, as of December 31, 2001 and 2000........       A-4

              Statements of Cash Flows for the Years Ended December 31,
              2001, 2000 and 1999.....................................       A-5

              Statements of Changes in Partners' Equity for the Years Ended
              December 31, 2001, 2000 and 1999........................       A-6

         Notes to Financial Statements ...............................       A-6

         Financial statement schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

    (b) The Partnership did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

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

         3.5     Amendments to Amended and Restated Partnership Agreement.

         4.1(1)  Form of Application for Transfer of Depositary Unit.

        10.1(1) Trust Agreement, together with Trust Agreement Supplement No. 1-5, dated as of July 10, 1986, between the Registrant, Meridian Trust Company and the General Partner.

        10.3(1) Lease Agreement, together with Lease Supplement Nos. 1-5, dated as of July 10, 1986, between Meridian Trust Company, not in its individual capacity but solely as Trustee, and Pacific Southwest Airlines.
__________________

(1) Incorporated by reference to the Partnership's Registration Statement on Form S-1 (File No. 33-7985), as amended.

        10.44(2) Aircraft Lease Agreement dated as of April 15, 1993 between
                 Taurus Trust Company, Inc. (formerly Trust Company for USL, Inc.) as Owner Trustee, Lessor, and Federal Express Corporation, Lessee with respect to one (1) Boeing 727-2D4 Aircraft, U.S. Registration No. 362PA (manufacture serial no. 21850).

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

        10.51(4) Loan agreement secured by two aircraft leased to US Airways dated as of December 22, 1997, amended and restated as of December 15, 1998, between Meridian Trust Company, as Trustee, as Borrower and Credit Lyonnais/PK AIRFINANCE, as Lender.

        10.52(5) Assignment, Assumption and Amendment Agreement dated April 9,
                 2001 among Trans World Airlines, Inc., American Airlines, Inc., the registrant and First Security Bank, National Association, as Owner Trustee.

           10.53 Certificate of Redelivery and Agreement dated as of November 26, 2001, 2001 between First Union National Bank, not in its individual capacity but solely as Owner Trustee, and US Airways, Inc., with respect to one MD-82 Aircraft, U.S. Registration No. 806USAirframe.

           10.54 Certificate of Redelivery and Agreement dated as of November 26, 2001, 2001 between First Union National Bank, not in its individual capacity but solely as Owner Trustee, and US Airways, Inc., with respect to one MD-82 Aircraft, U.S. Registration No. 807USAirframe.

           10.55 Aircraft Lease Agreement dated as of November 21, 2001, between First Union National Bank (formerly Meridian Trust Company), not in its individual capacity but solely as Owner Trustee, and CSI Aviation Services, Inc., Lessee with respect to one (1) MD-82 Aircraft, U.S. Registration No. N806US (manufacture serial no. 48038).

           10.56 Aircraft Lease Agreement dated as of November 21, 2001, between First Union National Bank (formerly Meridian Trust Company), not in its individual capacity but solely as Owner Trustee, and CSI Aviation Services, Inc., Lessee with respect to one (1) MD-82 Aircraft, U.S. Registration No. N807US (manufacture serial no. 48039).
_________________

(2) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

(3) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

(5) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March XX, 2002.

                                  AIRLEASE LTD., A CALIFORNIA LIMITED
                                  PARTNERSHIP
                                  (Registrant)

                                  By:     Airlease Management Services, Inc.,
                                          General Partner

                                  By:      /s/ DAVID B. GEBLER
                                          ______________________________________
                                          David B. Gebler
                                          Chairman, Chief Executive Officer and
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

For Airlease Management
Services, Inc. ("AMSI"), General Partner



 /s/ DAVID B. GEBLER                                           March XX, 2002
____________________________________________
David B. Gebler
Chairman, Chief Executive Officer, President
and Director of AMSI



 /s/ ROBERT A. KEYES                                           March XX, 2002
____________________________________________
Robert A. Keyes
Chief Financial Officer and Director of AMSI



 /s/ RICHARD V. HARRIS                                         March XX, 2002
____________________________________________
Richard V. Harris
Director of AMSI



 /s/ K. THOMAS ROSE                                            March XX, 2002
____________________________________________
K. Thomas Rose
Director of AMSI



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

The Partnership's financial statements have been audited by Ernst & Young L.L.P., independent auditors for the years ended December 31, 2001 and 2000. Their audits were conducted in accordance with auditing standards generally accepted in the United States, which included consideration of the General Partner's internal control structure. The Report of Independent Auditors appears on page A-2.

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


 /s/ DAVID B. GEBLER
____________________________________________
David B. Gebler
Chairman, Chief Executive Officer and President
Airlease Management Services, Inc.


 /s/ ROBERT A. KEYES
____________________________________________
Robert A. Keyes
Chief Financial Officer
Airlease Management Services, Inc.

REPORT OF INDEPENDENT AUDITORS

To the Partners of Airlease Ltd.,
A California Limited Partnership:

We have audited the accompanying balance sheets of Airlease Ltd. as of December 31, 2001 and 2000, and the related statements of income, changes in Partners'equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airlease Ltd. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG LLP.
_________________________
Ernst & Young LLP
San Francisco, California
February 8, 2002



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME


                                                                For the years ended
                                                                    December 31,
(In thousands except per unit amount)                    2001           2000           1999
___________________________________________________________________________________________

REVENUES

Finance lease income                                  $ 4,002        $ 6,736        $ 7,614
Operating lease rentals                                 1,046              0              0
Gain on sale of equipment                                 965              0              0
Other income                                               54              0              0
                                                      _____________________________________
Total revenues                                          6,067          6,736          7,614
                                                      _____________________________________

EXPENSES

Interest                                                  550            909          1,270
Depreciation - aircraft                                 1,268              0              0
Management fee - general partner                          984            603            629
Investor reporting                                        365            316            339
General and administrative                                393            163            120
Tax on gross income                                       884            548            548
                                                      _____________________________________
Total expenses                                          4,444          2,539          2,906
                                                      _____________________________________
NET INCOME                                            $ 1,623        $ 4,197        $ 4,708
                                                      _____________________________________

 NET INCOME ALLOCATED TO:

GENERAL PARTNER                                       $    16        $    42        $    47
                                                      _____________________________________
Limited partners                                      $ 1,607        $ 4,155        $ 4,661
                                                      _____________________________________
NET INCOME PER LIMITED PARTNERSHIP UNIT               $  0.35        $  0.90        $  1.01
                                                      _____________________________________


See notes to financial statements


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                           As of December 31,
(IN THOUSANDS)                                         2001              2000
_____________________________________________________________________________

ASSETS

Cash and cash equivalent                           $  9,432          $     17
Finance leases - net                                  6,949            61,657
Operating leases - net                               14,218                 0
Aircraft held for lease                              21,326                 0
Notes receivable (interest and discount)                544                 0
Prepaid expenses and other assets                        60               162
                                                   __________________________
Total assets                                       $ 52,529          $ 61,836
                                                   ==========================



LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Distribution payable to partners                   $  7,521          $  2,102
Deferred income                                         509                 0
Accounts payable and accrued liabilities                602               468
Taxes payable                                           223               139
Long-term notes payable                               3,389             7,992
                                                   __________________________
Total liabilities                                    12,244            10,701
                                                   ==========================


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

Limited partners (4,625,000 units outstanding)       39,883            50,624
General partner                                         402               511
                                                   __________________________
Total partners' equity                               40,285            51,135
                                                   ==========================


TOTAL LIABILITIES AND PARTNERS' EQUITY             $ 52,529          $ 61,836
                                                   ==========================

See notes to financial statements



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                   For the years ended December 31,
(In thousands)                                                                  2001           2000           1999
____________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $  1,623       $ 4,197       $  4,708
Adjustments to reconcile net income to net cash
     provided by operating activities:
      Increase in operating lease depreciation                                    1,268             0              0
      Increase in deferred income                                                   509             0              0
      Gain on sale of equipment                                                    (965)            0              0
      Increase in accounts payable and accrued liabilities                          134            39             36
      Decrease in prepaid expenses and other assets                                  94           114             85
      Increase/(decrease) in taxes payable                                           84           135           (695)
                                                                               _____________________________________
Net cash provided by operating activities                                         2,747         4,485          4,134
                                                                               _____________________________________


CASH FLOWS FROM INVESTING ACTIVITIES
Rental receipts in excess of earned finance and operating lease income            9,869         5,852          7,934
Proceeds from sale of equipment                                                   9,000             0              0
Increase in notes receivable                                                       (544)            0              0
                                                                               _____________________________________
Net cash provided by investing activities                                        18,325         5,852          7,934
                                                                               _____________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit repayment-net                                                   (1,765)          (18)        (2,474)
Repayment of long-term notes payable                                             (2,838)       (2,082)        (1,939)
Distributions paid to partners                                                   (7,054)       (8,222)        (7,662)
                                                                               _____________________________________

Net cash used by financing activities                                           (11,657)      (10,322)       (12,075)
                                                                               _____________________________________


Increase/(decrease) in cash and cash equivalents                                  9,415            15             (7)
Cash at beginning of year                                                            17             2              9
                                                                               _____________________________________

Cash and cash equivalents at end of year                                       $  9,432       $    17            $ 2
                                                                               _____________________________________
Additional information:
     Cash paid for interest                                                    $    510          $ 858        $1,187
                                                                               _____________________________________


See notes to financial statements





                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                      For the years ended December 31, 2000, 1999, and 1998

                                                General       Limited
(In thousands except per unit amounts)          Partner      Partners         Total
___________________________________________________________________________________________

Balance, December 31, 1998                         583         57,718        58,301
Net Income - 1999                                   47          4,661         4,708
Distributions to partners declared
     ($1.64 per limited partnership unit)          (77)        (7,585)       (7,662)
___________________________________________________________________________________________

Balance, December 31, 1999                         553         54,794        55,347
Net Income - 2000                                   42          4,155         4,197
Distributions to partners declared
     ($1.80 per limited partnership unit)          (84)        (8,325)       (8,409)
___________________________________________________________________________________________

Balance, December 31, 2000                         511         50,624        51,135
Net Income - 2001                                   16          1,607         1,623
Distributions to partners declared
     ($2.67 per limited partnership unit)         (125)       (12,348)      (12,474)
___________________________________________________________________________________________
BALANCE, DECEMBER 31, 2001                        $402        $39,883       $40,285
___________________________________________________________________________________________


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

CASH EQUIVALENTS - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

OPERATING LEASES - Leases that do not meet the criteria for finance leases are accounted for as operating leases. The partnership's undivided interests in aircraft subject to operating leases are recorded at carrying value of the aircraft at lease inception. Aircraft are depreciated over the related lease terms, generally five to nine years on a straight-line basis to an estimated salvage value, or over their estimated useful lives for aircraft held for lease, on a straight-line basis to an estimated salvage value.

NET INCOME PER LIMITED PARTNERSHIP UNIT is computed by dividing the net income allocated to the Limited Partners by the weighted average units outstanding (4,625,000).

LONG LIVED ASSETS - The Partnership accounts for its long-lived assets, including Operating Leases and Aircraft Held for Lease, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." Consistent with SFAS No. 121, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. If these conditions are present, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value. Fair value of an impaired asset is considered to be the amount at which the asset could be bought or sold by willing parties.

RECENT ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board issued SFAS No 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including operating leases and aircraft held for lease. SFAS 144 supersedes SFAS 121 and the accounting and reporting provisions of APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "CONSOLIDATED FINANCIAL STATEMENTS," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is required to be applied starting with fiscal years beginning after December 15, 2001, with certain early adoption permitted. SFAS 144 retains the requirements of SFAS 121 whereby an impairment loss is recognized in an amount equal to the difference between the carrying value and the fair value if the carrying value of an asset is not recoverable based on undiscounted future cash flows. The Company will be required to adopt this statement no later than January 1, 2002 and management believes that it will not alter the timing nor magnitude of future impairment losses, if any, than would be recognized under the pre SFAS 144 authoritative accounting literature.

2.    FINANCE LEASES

During 2001, the partnership owned seven aircraft, which were subject to finance leases. Five of the aircraft were leased to US Airways, Inc. until the lease expired October 1, 2001. In 2001, 2000, and 1999, leases with US Airways, Inc. resulted in finance lease revenues of $3,363,000, $5,175,000, and $5,873,000, respectively. After the return of the five aircraft, two were re-leased to a new lessee (CSI) subject to two operating lease agreements. The remaining three aircraft were being held for lease as of December 31, 2001.

The sixth aircraft was leased to Trans World Airlines (TWA) under a finance lease expiring in 2002. In April 2001, the lease was restructured and subsequently assumed by American Airlines, at which time it was reclassified as an operating lease. In December 2001, the aircraft was sold for a gain of $965,000. In 2001, 2000, and 1999 this lease generated finance lease income of $293,000, $1,172,000, and $1,310,000, respectively.

The seventh aircraft is leased to Federal Express Corporation (FedEx) under a 13-year finance lease which expires in 2006. In 2001, 2000, and 1999 this lease with FedEx resulted in finance lease income of $346,000, $389,000, and $431,000, respectively. As of December 31, 2001, this lease was the only finance lease on the Partnership's balance sheet.

The finance leases at December 31, 2001 and 2000, are summarized as follows (in thousands):

                                                      2001               2000
                                                      ----               ----
Receivable in installments                          $5,893            $22,044
Residual valuation                                   2,000             45,500
Unearned lease income                                 (944)            (5,887)
                                                     -----            -------
NET INVESTMENT                                      $6,949            $61,657
                                                    ======            =======

Residual valuation, which is reviewed annually, represents the estimated amount to be received from the disposition of aircraft after lease termination. If necessary, residual adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease.

Finance lease receivables at December 31, 2001 are due in installments of $1,310,000 in each year from 2002 through 2005, and $653,000 in 2006.

3.    OPERATING LEASES

During 2001, the Partnership had three aircraft that were subject to operating lease treatment. As mentioned above, two aircraft were leased to CSI and generated $296,000 in operating lease rental income in 2001.

The third aircraft was leased to American Airlines and generated $750,000 in operating lease rental income during 2001. The aircraft was sold in December 2001.

The operating leases at December 31, 2001 and 2000 are summarized as follows (in thousands):

                                      2001
                                    -------

Leased aircraft (at cost)           $14,560
Accumulated depreciation               (342)
                                    --------
NET INVESTMENT                      $14,218

There were no operating leases in 2000.

4.    NOTES RECEIVABLE

In November 2001, the Partnership accepted a note receivable of $606,231 in exchange for past due rent obligations owed to the Partnership. The note accrues interest at a rate of 7% and provides for twelve equal monthly payments beginning in January 2003. The note was recorded at fair market value determined by discounting the future cash flows. Rental income associated with this note was deferred and will be recognized as the note is repaid.



5.    AIRCRAFT HELD FOR LEASE

In October 2001, US Airways, Inc. returned five aircraft that had been on lease under a finance lease to the Partnership. Since their return from US Airways, two of these aircraft were re-leased under two operating lease agreements to another lessee prior to December 31, 2001, and are included in the Operating Leases-net in the accompanying balance sheet as of December 31, 2001. The other three aircraft had not been re-leased by the Partnership as of December 31, 2001 and the Partnership is in the process of marketing them for re-lease. These aircraft are classified as held for lease at December 31, 2001. The aircraft are being depreciated while held in inventory.

Each of the aircraft returned by US Airways, Inc. was recorded as of October 1, 2001, at its carrying amount under the terminated US Airways lease of $7,280,000 as this was less than the estimated fair value. Fair value was estimated based primarily on discounted cash flows assuming the aircraft would be re-leased. For the two aircraft, which had been re-leased, cash flows were based on the rents specified in the new lease plus an anticipated cash receipt from the ultimate sale of the aircraft. Cash flow estimates for the aircraft held for lease were based on estimated rents and residual values including an assumption as to the re-lease period. Other factors considered in estimating fair value were published valuations prepared by independent appraisal sources.

Since the events of September 11, 2001, sale and leasing activity for this type of aircraft has been very limited. If the Partnership is unable to lease the aircraft held for lease and is required to sell the aircraft in the near term, the amounts actually realized could differ materially from estimated fair value as calculated using the assumptions described in the preceding paragraph. In reporting periods subsequent to December 31, 2001, these aircraft will be assessed for impairment under FAS 144, when indicators of impairment are identified.

6.    LONG-TERM NOTES PAYABLE

As of December 31, 2001 and 2000 long-term notes payable included the following:


               A 7.4% non-recourse loan facility collateralized by the aircraft leased to FedEx, due in semi-annual installments of $451,000 through April 2006. At December 31, 2001 and 2000, $3,389,000 and $4,001,000, were outstanding, respectively.

               A 9.35% non-recourse loan facility collateralized by the aircraft that was leased to TWA and subsequently, American Airlines. In December 2001 the aircraft was sold and the loan balance of $565,000 was paid off.

               A $7.5 million three-year revolving loan facility was obtained in February 1998. The facility was collateralized by two aircraft on lease to US Airways, Inc. The facility expired on September 30, 2001.

Based upon amounts outstanding at December 31, 2001, the minimum future principal payments on the outstanding fixed-rate long-term note payable are due as follows (in thousands):

             2002                                     $  659
             2003                                        710
             2004                                        764
             2005                                        822
             2006                                        434
                                                      ------
             Total Long Term Debt                     $3,389
                                                      ------


7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents carrying amounts and fair values of the partnership's financial instruments at December 31, 2001 and 2000. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.



                                            2001                   2001               2000                    2000
(In thousands)                        Carrying Amount           Fair Value       Carrying Amount           Fair Value
                                      ---------------           ----------       ---------------           ----------


Long-term debt (Note 6)                   $3,389                 $3,543                 $7,992              $7,983



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

Amounts earned by the general partner and affiliates for the years ended December 31, 2001, 2000, and 1999, were as follows (in thousands):

                                      2001               2000             1999
                                      ----               ----             ----
Management fees                       $481               $551             $577
Disposition and remarketing fees       503                 52               52
Reimbursement of other costs            79                 79               79
Reimbursement of interest costs         10                  8                7
                                    ------               ----             ----
TOTAL                               $1,073               $690             $715
                                    ======               ====             ====

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

The board of directors of the General Partner unanimously concluded, after authorization from the unitholders and consideration of a number of factors, including the 1997 tax law changes and the benefits of liquidity, that is was in the best interests of the unitholders for the partnership to remain publicly traded at that time. Accordingly, in January 1998, the partnership made an election to pay the annual gross income tax at the partnership level.

10.   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (UNAUDITED)

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

The difference between the method of accounting for income tax reporting and the method of accounting used in the accompanying financial statements are as follows (in thousands except per unit amounts):


                                                                                    2001          2000            1999
                                                                                    ----          ----            ----

Net income per financial statements:                                              $1,623       $ 4,197         $ 4,708
Increases/(decreases) resulting from:
        3.5% Gross Income Tax - non deductible                                       721           544             544
        Gain on sale of equipment                                                  6,487             0               0
      Lease rents earned less finance lease income                                 7,114         8,810           7,934
        Operating lease finance book depreciation                                  1,268             0               0
                                                                                 -------       -------         -------
Depreciation and amortization                                                       (628)       (1,840)         (2,605)
                                                                                 -------       -------         -------
Income per income tax method                                                      16,586        11,711          10,581
Allocable to general partner                                                        (165)         (117)           (106)
                                                                                 -------       -------         -------

TAXABLE INCOME ALLOCABLE TO LIMITED PARTNERS                                     $16,421       $11,594         $10,475

Taxable income per limited partnership unit after giving effect to taxable income allocable to general partner (amount based on a unit
owned from October 10, 1986)                                                     $  3.55       $  2.51         $  2.26
Partners' equity per financial statements                                        $40,285       $51,135         $55,347
        Gain on sale of equipment                                                  6,487             0               0
        Operating lease depreciation                                               1,268             0               0
Cumulative increases resulting from:
      Lease rents less earned finance lease income                                71,325        64,211          55,401
      Deferred underwriting discounts and commissions,
      and organization costs                                                       5,361         5,361           5,361

Accumulated depreciation and amortization                                        (54,279)      (66,125)        (64,285)
TBT interest income less TBT rental expense                                      (54,030)      (54,030)        (54,030)
                                                                                 -------       -------         -------

PARTNERS' EQUITY PER INCOME TAX METHOD                                           $16,417       $   552        $(2,206)


11. SELECTED QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except per unit amounts):



2001                                                         MARCH 31           JUNE 30        SEPT. 30              DEC. 31
----                                                         --------           -------        --------              -------

Total Revenues                                                 $1,550            $1,490          $1,428               $1,599
Net Income/(Loss)                                               $ 923             $ 746           $ 735                $(781)
Net Income/(Loss) Per Limited Partnership Unit                  $0.20             $0.16           $0.16               $(0.17)
Unit Trading Data:
Unit Prices (high-low) on NYSE                          $13.05-$11.56      $11.89-$8.75   $10.35-$4.266         $8.85-$5.306
Unit Trading Volumes on NYSE                                      409               630             573                  640

2000                                                         MARCH 31           JUNE 30        SEPT. 30             DEC. 31
----                                                         --------           -------        --------             -------

Total Revenues                                                 $1,771            $1,712          $1,657               $1,596
Net Income                                                     $1,097            $1,066          $1,035               $1,002
Net Income Per Limited Partnership Unit                         $0.23             $0.23           $0.22                $0.21
Unit Trading Data:
Unit Prices (high-low) on NYSE                             $12-$10.63     $12.25-$10.56   13.13-$11.566       $12.50 -$11.56
Unit Trading Volumes on NYSE                                      227               239             230                  291


                                INDEX TO EXHIBITS

EXHIBIT NO.     DESCRIPTION

      3.5       Amendments to Amended and Restated Partnership Agreement.

    10.53 Certificate of Redelivery and Agreement dated as of November 26, 2001, 2001 between First Union National Bank, not in its individual capacity but solely as Owner Trustee, and US Airways, Inc., with respect to one MD-82 Aircraft, U.S. Registration No. 806USAirframe.

    10.54 Certificate of Redelivery and Agreement dated as of November 26, 2001, 2001 between First Union National Bank, not in its individual capacity but solely as Owner Trustee, and US Airways, Inc., with respect to one MD-82 Aircraft, U.S. Registration No. 807USAirframe.

    10.55 Aircraft Lease Agreement dated as of November 21, 2001, between First Union National Bank (formerly Meridian Trust Company), not in its individual capacity but solely as Owner Trustee, and CSI Aviation Services, Inc., Lessee with respect to one (1) MD-82 Aircraft, U.S. Registration No. N806US (manufacture serial no. 48038).

    10.56 Aircraft Lease Agreement dated as of November 21, 2001, between First Union National Bank (formerly Meridian Trust Company), not in its individual capacity but solely as Owner Trustee, and CSI Aviation Services, Inc., Lessee with respect to one (1) MD-82 Aircraft, U.S. Registration No. N807US (manufacture serial no. 48039).