Form 10-Q
period 2002-03-31
AIRLEASE LTD
filed 2002-04-26
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                          Commission file number 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 _______________________________________________
             (Exact name of registrant as specified in its charter)


      CALIFORNIA                                         94-3008908
_______________________                     ____________________________________
(State of Organization)                     (I.R.S. Employer Identification No.)


555 CALIFORNIA STREET, 4TH FLOOR, SAN FRANCISCO, CA                     94104
___________________________________________________                   __________
    (Address of principal executive offices)                          (Zip Code)


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


                                                                        Page No.

Part I - Financial Information:

             Item 1.     Financial Statements

                         Balance Sheets --
                           March 31, 2002 and December 31, 2001................3

                         Statements of Operations --
                           Three months ended March 31, 2002 and 2001..........4

                         Statements of Cash Flows
                           Three months ended March 31, 2002 and 2001..........5

                         Notes to Financial Statements.........................6

             Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.........7

             Item 3.     Quantitative and Qualitative Disclosures about
                         Market Risk...........................................8



Part II - Other Information:

             Item 6.     Exhibits and Reports on Form 8-K......................9
                         Signatures...........................................10



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                                 BALANCE SHEETS


                                                                       MARCH 31,
                                                                         2002                 DECEMBER 31,
(IN THOUSANDS EXCEPT UNIT DATA)                                       (UNAUDITED)                 2001
__________________________________________________________________________________________________________

ASSETS

Cash and cash equivalents                                              $  2,123                $  9,432
Finance leases - net                                                      7,029                   6,949
Operating leases - net                                                   13,875                  14,218
Aircraft held for lease                                                                          20,813
21,326
Notes receivable (interest and discount)                                    544                     544
Prepaid expenses and other assets                                            57                      60
                                                                       --------                --------

          Total assets                                                 $ 44,441                $ 52,529
                                                                       ========                ========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                                       $    514                $  7,521
Deferred income                                                             509                     509
Accounts payable and accrued liabilities                                    623                     602
Taxes payable                                                                57                     223
Long-term notes payable                                                   3,389                   3,389
                                                                       --------                --------

          Total liabilities                                               5,092                  12,244
                                                                       --------                --------


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)                           38,956                  39,883
General partner                                                             393                     402
                                                                       --------                --------

          Total partners' equity                                         39,349                  40,285
                                                                       --------                --------

          Total liabilities and partners' equity                       $ 44,441                $ 52,529
                                                                       ========                ========

___________________________________________
See NOTES TO CONDENSED FINANCIAL STATEMENTS





                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS


                                                THREE MONTHS ENDED
(UNAUDITED; IN THOUSANDS                             MARCH 31,
EXCEPT PER UNIT AMOUNTS)                          2002          2001
_____________________________________________________________________

REVENUES

Finance lease income                            $    80        $1,536
Operating lease rentals                             750             0
Other income                                         29            14
                                                -------        ------

          Total revenues                            859         1,550
                                                -------        ------


EXPENSES

Interest                                             54           174
Depreciation                                        856             0
Management fee - general partner                     97           146
Investor reporting                                  112           106
General and administrative                           29            16
Aircraft maintenance and refurbishing                91             0
Tax on gross income                                  42           185
                                                -------        ------

          Total expenses                          1,281           627
                                                -------        ------


Net Income/(Loss)                               $  (422)       $  923
                                                =======        ======

Net Income/(Loss) Allocated To:

General Partner                                 $    (4)       $    9
                                                =======        ======

Limited Partners                                $  (417)       $  914
                                                =======        ======

Net Income/(Loss) Per Limited Partnership Unit  $ (0.09)       $ 0.20
                                                =======        ======

___________________________________________
See NOTES TO CONDENSED FINANCIAL STATEMENTS





                                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                                           STATEMENTS OF CASH FLOWS



                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
(UNAUDITED; IN THOUSANDS)                                                        2002             2001
_______________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)                                                              $  (422)          $  923
Adjustments to reconcile net income to net cash provided
by operating activities:
Operating lease depreciation                                                       856                0
Decrease in accounts payable and accrued liabilities                              (156)            (101)
Decrease in taxes payable                                                         (166)            (137)
Decrease in prepaid expenses and other assets                                        3               29
                                                                               -------           ------
  Net cash provided by operating activities                                        115              714
                                                                               -------           ------

CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in operating lease rents receivable                                       177                0
Rental receipts in excess of earned finance lease income                           (80)           2,223
                                                                               -------           ------

  Net cash provided by investing activities                                         97            2,223
                                                                               -------           ------


CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings/(repayments) under lines of credit, net                                   0               75
Repayment of long-term notes payable                                                 0             (537)
Distributions paid to partners                                                  (7,521)          (2,102)
                                                                               -------           ------

  Net cash used by financing activities                                         (7,521)          (2,564)
                                                                               -------           ------

Increase/(decrease) in cash                                                     (7,309)             373
Cash at beginning of period                                                      9,432               17
                                                                               -------           ------

Cash at end of period                                                          $ 2,123           $  390
                                                                               =======           ======


ADDITIONAL INFORMATION

Interest paid                                                                  $     1           $  101
                                                                               =======           ======

___________________________________________
See NOTES TO CONDENSED FINANCIAL STATEMENTS


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership, necessary to a fair statement of the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 2001 balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 2001, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 2001.

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

NET INCOME PER LIMITED PARTNERSHIP UNIT - Net Income Per Limited Partnership Unit is computed by dividing the net income allocated to the Limited Partners by the weighted average units outstanding (4,625,000).

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Partnership presently has one long-term debt facility. At March 31, 2002, the 7.4% non-recourse note collateralized by one aircraft leased to FedEx had an outstanding balance of $3.4 million. The facility matures in April 2006.

At March 31, 2002, long-term borrowings of $3.4 million represented 3.1 % of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first three months of 2002 were $1.61 per limited partnership unit, representing the regular 2001 fourth-quarter cash distribution of $0.11 per unit, and a special distribution of $1.50 per unit as a result of the sale of one MD-82 aircraft in December 2001.

In March 2002, the Partnership declared a first-quarter 2002 cash distribution of $0.11 per unit totaling $513,889 and payable on May 15, 2002 to unitholders of record on March 29, 2002.

RESULTS OF OPERATIONS

The Partnership reported a 2002 first quarter loss of $422,000, compared with last year's first quarter earnings of $923,000. Revenues for the first quarter of 2002 were $859,000, a decrease of $691,000 from last year's first quarter revenues of $1,550,000. The revenue reduction is primarily due to the expiration of the lease with US Airways for five aircraft in the fourth quarter of 2001, three of which remain off lease; the sale of one aircraft in December 2001; and the scheduled decline in finance lease income in 2002 associated with the aircraft leased to FedEx. The decline in earnings results from the reduced revenues, together with an increase in expenses primarily due to an increase in depreciation expense.

Expenses for the first three months of 2002 were $1,281,000, an increase of $654,000 from $627,000 for the comparable 2001 period. The increase in expenses is primarily due to depreciation expense of $856,000 for the first quarter of 2002 related to aircraft subject to operating leases and to aircraft available for lease. No depreciation expense was recorded in the first quarter of 2001 as the aircraft were on finance leases. The increase in expenses due to depreciation expense was partially offset by lower interest expense in the first quarter of 2002 as a result of the reduction in the Partnership's debt balances, and by lower management fees and taxes due to a smaller asset base and lower revenues.

PORTFOLIO

At March 31, 2002, the Partnership's portfolio consisted of six Stage-III commercial aircraft. Two are leased to CSI Aviation Services, Inc., one to FedEx, and three are off lease.

The Partnership is in negotiation with US Airways concerning satisfaction of aircraft return conditions and payment of hold-over rent with respect to the three aircraft currently off lease, which were previously leased by US Airways.


SAFE HARBOR  STATEMENT  UNDER THE PRIVATE  SECURITIES  LITIGATION  REFORM ACT OF
1995:

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

OUTLOOK

The market conditions for aircraft leasing declined during 2001 and during the first quarter of 2002, in particular after September 11, 2001, when reduction in air-traffic demand, caused the supply of aircraft to exceed demand. While there are signs of increases in air traffic from September 2001 levels, which could lead to increased demand, it is widely believed that it will take time before the industry recovers fully. Consequently, the Partnership continues to experience significant competitive pressure in marketing the three aircraft currently off lease, and management is not able to predict when these aircraft may be leased again or the terms of any such future leasing.


            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The General Partner believes there has been no material change in the Partnership's exposure to market risk from that discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

                           PART II. OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2002.

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



                                         AIRLEASE LTD., A CALIFORNIA LIMITED
                                         PARTNERSHIP

                                         By:  Airlease Management Services, Inc.
                                              General Partner


APRIL  XX, 2002                          By: /s/ DAVID B. GEBLER
---------------------                        _________________________________

Date                                         David B. Gebler
                                             Chairman, Chief Executive Officer
                                             and President


APRIL XX, 2002                           By:  /s/ ROBERT A. KEYES
--------------------                         _________________________________
Date                                          Robert A. Keyes
                                              Chief Financial Officer