Form 10-Q
period 2002-06-30
AIRLEASE LTD
filed 2002-07-30
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                          Commission file number 1-9259


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


                                                                        Page No.

Part I - Financial Information:

         Item 1.  Financial Statements

                  Balance Sheets --
                    June 30, 2002 and December 31, 2001.....................3

                  Statements of Operations --
                    Three and six months ended June 30, 2002 and 2001.......4

                  Statements of Cash Flows
                    Six months ended June 30, 2002 and 2001.................5

                  Notes to Financial Statements.............................6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............7

         Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk.............................................8

Part II - Other Information:

         Item 6.  Exhibits and Reports on Form 8-K..........................9
                  Signatures...............................................10

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                                 BALANCE SHEETS


                                                      June 30,
                                                        2002        December 31,
(In thousands except unit data)                      (Unaudited)        2001
________________________________________________________________________________

ASSETS

Cash and cash equivalents                              $ 2,485        $ 9,432
Finance leases - net                                     6,449          6,949
Operating leases - net                                  13,533         14,218
Aircraft held for lease                                 20,299         21,326
Notes receivable                                           544            544
Prepaid expenses and other assets                           85             60
                                                       _______        _______

          Total assets                                 $43,395        $52,529
                                                       =======        =======


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                       $   514        $ 7,521
Deferred income                                            509            509
Accounts payable and accrued liabilities                   725            602
Taxes Payable                                               84            223
Long-term notes payable                                  3,065          3,389
                                                       _______        _______

          Total liabilities                              4,897         12,244
                                                       _______        _______


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)          38,113         39,882
General partner                                            385            403
                                                       _______        _______

          Total partners' equity                        38,498         40,285
                                                       _______        _______

          Total liabilities and partners' equity       $43,395        $52,529
                                                       =======        =======


_____________________________________________________
See NOTES TO CONDENSED FINANCIAL STATEMENTS



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS


                                           Three Months Ended     Six Months Ended
(Unaudited; in thousands                        June 30,              June 30,
except per unit amounts)                    2002         2001       2002       2001
______________________________________________________________________________________

REVENUES

Finance lease income                      $   75       $1,235     $  155     $2,771
Operating lease rentals                      750          246      1,500        246
Other income                                   8            9         37         23
                                          ______       ______     ______     ______

          Total revenues                     833        1,490      1,692      3,040
                                          ______       ______     ______     ______


EXPENSES

Interest                                      60          149        115        323
Depreciation                                 856          145      1,712        145
Management fee - general partner              96          142        193        288
Investor reporting                            86           87        197        193
General and administrative                    55           37         84         53
Tax on gross income                           23          184         65        369
Aircraft maintenance and refurbishing         (6)           0         85          0
                                          ______       ______     ______     ______

          Total expenses                   1,170          744      2,451      1,371
                                          ______       ______     ______     ______


Net (Loss)/Income                         $ (337)      $  746     $ (758)    $1,669
                                          ======       ======     ======     ======

Net (Loss)/Income Allocated To:

General Partner                           $   (3)      $    7     $   (8)    $   17
                                          ======       ======     ======     ======

Limited Partners                          $ (333)      $  739     $ (751)    $1,652
                                          ======       ======     ======     ======

Net (Loss)/Income Per Limited
 Partnership Unit                         $(0.07)      $ 0.16     $(0.16)    $ 0.36
                                          ======       ======     ======     ======


_____________________________________________________
See NOTES TO CONDENSED FINANCIAL STATEMENTS





                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS


                                                                      Six Months Ended
                                                                          June 30,
(Unaudited; in thousands)                                             2002         2001
________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income                                                   $  (758)     $ 1,669
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation                                                          1,712          145
Increase in accounts payable and accrued liabilities                    123          334
Decrease in taxes payable                                              (139)        (136)
Decrease/(Increase) in prepaid expenses and other assets                (26)          57
Increase in accounts receivable                                           0          (90)
                                                                    _______      _______
  Net cash provided by operating activities                             912        1,979
                                                                    _______      _______

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance lease income                500        4,522
                                                                    _______      _______

  Net cash provided by investing activities                             500        4,522
                                                                    _______      _______


CASH FLOWS FROM FINANCING ACTIVITIES

Repayments under lines of credit, net                                     0       (1,765)
Repayment of long-term notes payable                                   (324)        (791)
Distributions paid to partners                                       (8,035)      (3,877)
                                                                    _______      _______

  Net cash used by financing activities                              (8,359)      (6,433)
                                                                    _______      _______

Increase (decrease) in cash and cash equivalents                     (6,947)          68
Cash and cash equivalents at beginning of period                      9,432           17
                                                                    _______      _______

  Cash and cash equivalents at end of period                        $ 2,485      $    85
                                                                    =======      =======


ADDITIONAL INFORMATION

Interest paid                                                       $     1      $   310
                                                                    =======      =======


_____________________________________________________
See NOTES TO CONDENSED FINANCIAL STATEMENTS



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS



SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the Partnership, necessary to fairly state the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 2001 balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 2001, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 2001.

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

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Partnership presently has one long-term debt facility. At June 30, 2002, the 7.4% non-recourse note collateralized by one aircraft leased to FedEx had an outstanding balance of $3.1 million. The facility matures in April 2006.

At June 30, 2002, long-term borrowings of $3.1 million represented 2.9% of the original cost of the aircraft presently owned by the partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first six months of 2002 were $1.72 per limited partnership unit, representing the regular first-quarter 2002 distribution of $0.11 per unit, the regular 2001 fourth-quarter cash distribution of $0.11 per unit, and a special distribution of $1.50 per unit as a result of the sale of one MD-82 aircraft in December 2001.

In June 2002, the Partnership declared a second-quarter 2002 cash distribution of $0.11 per unit totaling $513,889 payable on August 15, 2002 to unitholders of record on June 28, 2002. As a result of this distribution and the first-quarter 2001 distribution, and the Partnership loss for the first six months of 2002, Partnership equity declined to $38.5 million at June 30, 2002 from $40.3 million at December 31, 2001, and limited partner equity per unit declined to $8.24. The second quarter cash distribution constitutes a return of capital. The 2001 second-quarter cash distribution was $0.38 per unit.

RESULTS OF OPERATIONS

The Partnership reported a loss of $337,000 in the second quarter ended June 30, 2002, compared with last year's second quarter earnings of $746,000. Revenues for the 2002 second-quarter were $833,000, compared with last year's second quarter revenues of $1,490,000. Net loss for the first six months of 2002 was $758,000, compared with a net income of $1,669,000 for the first six months of 2001. Revenues for the six-month period were $1,692,000, compared with $3,040,000 for the first six months of 2001.

The revenue reductions are primarily due to the expiration of the lease with US Airways for five aircraft in the fourth quarter of 2001, three of which remain off lease; the sale of one aircraft in December 2001; and the scheduled decline in finance lease income in 2002 associated with the aircraft leased to FedEx. The decline in earnings results from the reduced revenues, together with an increase in expenses primarily due to an increase in depreciation expense.

Expenses for the first six months of 2002 were $2,451,000, an increase of $1,080,000 from $1,371,000 for the comparable 2001 period. The increase in expenses is primarily due to depreciation expense of $1,712,000 for the first six months of 2002 related to aircraft subject to operating leases and to aircraft available for lease. Depreciation expense in the first half of 2001 was $145,000. The increase in expenses due to depreciation expense was partially offset by lower interest expense in the first six months of 2002 as a result of the reduction in the Partnership's debt balances, and by lower management fees and taxes due to a smaller asset base and lower revenues.

PORTFOLIO MATTERS

At June 30, 2002, the Partnership's portfolio consisted of six Stage-III commercial aircraft. Two are leased to CSI Aviation Services, Inc., one to FedEx, and three are off lease.

In June 2002, the Partnership commenced litigation against US Airways seeking to recover damages for US Airways' failure to return three MD-82 aircraft leased to US Airways following lease expiration on September 30, 2001 and to pay rent due on the aircraft. The lawsuit was filed in California court by First Union National Bank, as trustee for the Partnership, the beneficial owner of the aircraft. The Partnership commenced the litigation after negotiations with US Airways failed to result in return of the aircraft.

In the lawsuit, the Partnership asserts that US Airways breached its obligations under the lease by failing to return the three aircraft by the date specified in the lease and in the condition prescribed by the lease, and by failing to pay rent due on the aircraft. The Partnership is seeking damages from US Airways including past due rent, rent that may accrue after the filing of the lawsuit, and the cost of restoring the aircraft to the condition prescribed by the lease.

OUTLOOK

The market conditions for aircraft leasing declined in 2001 in particular after September 11, 2001 and during the first half of 2002, when reduction in air-traffic demand, caused the supply of aircraft to exceed demand. While there are signs of increases in air traffic from September 2001 levels, which could lead to increased demand, it is widely believed that it will take time before the industry recovers fully. Consequently, the Partnership continues to experience significant competitive pressure in marketing the three aircraft currently off lease, and management is not able to predict when these aircraft may be leased again or the terms of any such future leasing.

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

                           PART II. OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (b) On June 25, 2002, the Partnership filed a report on Form 8-k dated June 25, 2002, disclosing under Item 5 the commencement of litigation against US Airways seeking to recover damages for US Airways' failure to return three MD-82 aircraft leased to US Airways in the condition prescribed in the lease following lease expiration on September 30, 2001 and to pay rent due on the aircraft.

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



                                         AIRLEASE LTD., A CALIFORNIA LIMITED
                                         PARTNERSHIP



                                         By:  Airlease Management Services, Inc.
                                              General Partner



July 30, 2002                            By:  /s/ DAVID B. GEBLER
___________________                         ____________________________________
Date                                          David B. Gebler
                                              Chairman, Chief Executive Officer
                                              and President



July 30, 2002                            By:  /s/ ROBERT A. KEYES
___________________                         ____________________________________
Date                                          Robert A. Keyes
                                              Chief Financial Officer