Form 10-Q/A
period 2002-06-30
AIRLEASE LTD
filed 2002-08-14
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   Form 10-Q/A

                                 Amendment No. 1


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is being filed solely to (a) include as
Exhibit 99.1 and Exhibit 99.2 the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002, (b) correct an error in two line items (Tax on income and Aircraft maintenance and refurbishing) of the Registrant's Statements of Operations for the three month and six month periods ended June 30, 2002, and (c) to add disclosure in Part I,
Item 1 and Part II, Item 2 concerning the recently bankruptcy filing made by US Airways. No other revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report and the corrections to the Statements of Operations due not change the previously reported Total expenses or Net (Loss)/Income of the Registrant for the three month and six month periods ended June 30, 2002.

         [The remainder of this page has been intentionally left blank]

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                        June 30,
                                                          2002          December 31,
(In thousands except unit data)                        (Unaudited)          2001
____________________________________________________________________________________

ASSETS

Cash and cash equivalents                               $  2,485          $  9,432
Finance leases - net                                       6,449             6,949
Operating leases - net                                    13,533            14,218
Aircraft held for lease                                                     20,299
21,326
Notes receivable                                             544               544
Prepaid expenses and other assets                             85                60
                                                        ________          ________

          Total assets                                  $ 43,395          $ 52,529
                                                        ========          ========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                        $    514          $  7,521
Deferred income                                              509               509
Accounts payable and accrued liabilities                     725               602
Taxes Payable                                                 84               223
Long-term notes payable                                    3,065             3,389
                                                        ________          ________

          Total liabilities                                4,897            12,244
                                                        ________          ________

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)            38,113            39,882
General partner                                              385               403
                                                        ________          ________

          Total partners' equity                          38,498            40,285
                                                        ________          ________

          Total liabilities and partners' equity        $ 43,395          $ 52,529
                                                        ========          ========




                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS


                                                Three Months Ended                Six Months Ended
(Unaudited; in thousands                             June 30,                         June 30,
_____________________________________________________________________________________________________
except per unit amounts)                         2002           2001              2002          2001

REVENUES

Finance lease income                           $     75        $1,235           $    155       $2,771
Operating lease rentals                             750           246              1,500          246
Other income                                          8             9                 37           23
                                                      -             -                 --           --

          Total revenues                            833         1,490              1,692        3,040
                                               ________        ______           ________       ______


EXPENSES

Interest                                             60           149                115          323
Depreciation                                        856           145              1,712          145
Management fee - general partner                     96           142                193          288
Investor reporting                                   86            87                197          193
General and administrative                           55            37                 84           53
Tax on gross income                                  42           184                 85          369
Aircraft maintenance and refurbishing               (26)            0                 65            0
                                               ________        ______           ________       ______

          Total expenses                          1,170           744              2,451        1,371
                                               ________        ______           ________       ______


Net (Loss)/Income                              $   (337)       $  746           $   (758)      $1,669
                                               ========        ======           ========       ======

Net (Loss)/Income Allocated To:

General Partner                                $     (3)       $    7           $     (8)      $   17
                                               ========        ======           ========       ======

Limited Partners                               $   (333)       $  739           $   (751)      $1,652
                                               ========        ======           ========       ======

Net (Loss)/Income Per Limited
 Partnership Unit                              $  (0.07)       $ 0.16           $ (0.16)       $ 0.36
                                               ========        ======           ========       ======




                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS



                                                                          Six Months Ended
                                                                              June 30,
(Unaudited; in thousands)                                              2002            2001
_____________________________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income                                                    $  (758)        $  1,669
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation                                                           1,712              145
Increase in accounts payable and accrued liabilities                     123              334
Decrease in taxes payable                                               (139)            (136)
Decrease/(Increase) in prepaid expenses and other assets                 (26)              57
Increase in accounts receivable                                            0              (90)
                                                                     _______         ________
  Net cash provided by operating activities                              912            1,979
                                                                     _______         ________

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance lease income                 500            4,522
                                                                     _______         ________

  Net cash provided by investing activities                              500            4,522
                                                                     _______         ________


CASH FLOWS FROM FINANCING ACTIVITIES

Repayments under lines of credit, net                                      0           (1,765)
Repayment of long-term notes payable                                    (324)            (791)
Distributions paid to partners                                        (8,035)          (3,877)
                                                                     _______         ________

  Net cash used by financing activities                               (8,359)          (6,433)
                                                                     _______         ________

Increase (decrease) in cash and cash equivalents                      (6,947)              68
Cash and cash equivalents at beginning of period                       9,432               17
                                                                     _______         ________

  Cash and cash equivalents at end of period                         $ 2,485         $     85
                                                                     =======         ========


ADDITIONAL INFORMATION

Interest paid                                                        $     1         $    310
                                                                     =======         ========


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

                           PART II. OTHER INFORMATION

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

On August 11, 2002, US Airways Airlines Inc. filed voluntary petitions for reorganization under Chapter 11 of the bankruptcy code. Subsequently, the bankruptcy court issued an order allowing US Airways to reject the lease relating to three aircraft which the Partnership previously leased to US Airways. The Partnership is evaluating the effect of the filing and the order on its lawsuit against US Airways and US Airways contractual obligations to the Partnership. At this time the Partnership is unable to evaluate or determine the effect of the filing and the order on the litigation, these obligations, or the collectability of its claims against US Airways. In addition, the Partnership believes that the bankruptcy filing and the order may adversely affect the ability or willingness of US Airways to return the three aircraft under a now expired lease to US Airways in the conditions stipulated in the lease. Among other things, in light of the bankruptcy filing and the order, the Partnership may have to refurbish the aircraft at its own expense in order to lease them to others without any assurance of reimbursement from US Airways. The Partnership will monitor the bankruptcy process involving US Airways.

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

SUBSEQUENT EVENTS

On August 11, 2002, US Airways Airlines Inc. filed voluntary petitions for reorganization under Chapter 11 of the bankruptcy code.

The Partnership holds a note receivable from US Airways in the amount of $544,000 (net of discount). In November 2001, the Partnership accepted a note receivable of $606,231 in exchange for past due rent and other obligations owed to the Partnership. The note accrues interest at a rate of 7% and provides for twelve equal monthly payments beginning in January 2003. The note was recorded at fair market value determined by discounting the future cash flows. Rental income in the amount of $509,000 associated with this note was deferred and will be recognized as the note is repaid. The recorded note receivable net of the deferred rental income is $35,000. It is too early in the bankruptcy process to determine with certainty the eventual outcome as it pertains to the note but it is possible that the Partnership will not be paid which would reduce income by $35,000. The Partnership will closely follow the bankruptcy process and the potential collectability of the note and will make adjustments as appropriate.

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



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits:

               99.1  Certification of Chief Executive Officer

               99.2  Certification of Chief Financial Officer

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



                                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 By:  Airlease Management Services, Inc.
                                      General Partner


August 14, 2002                  By:  /s/ DAVID B. GEBLER
_____________________               ___________________________________
Date                                  David B. Gebler
                                      Chairman, Chief Executive Officer
                                      and President


August 14, 2002                  By:  /s/ ROBERT A. KEYES
_____________________               ___________________________________
Date                                  Robert A. Keyes
                                      Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number      Description

     99.1           Certification of Chief Executive Officer

     99.2           Certification of Chief Financial Officer