Form 10-Q
period 2002-09-30
AIRLEASE LTD
filed 2002-11-07
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 2002


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


                                                                        Page No.

Part I - Financial Information:

         Item 1.   Financial Statements

                   Balance Sheets --
                     September 30, 2002 and December 31, 2001..................3

                   Statements of Operations --
                     Three and nine months ended September 30, 2002 and 2001...4

                   Statements of Cash Flows
                     Nine months ended September 30, 2002 and 2001.............5

                   Notes to Financial Statements...............................6

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...............7

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk..8

         Item 4.   Controls and Procedures.....................................9

Part II - Other Information:

         Item 6.   Exhibits and Reports on Form 8-K............................9
                       Signatures.............................................10
                       Certifications.........................................11



                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                   SEPTEMBER 30,
                                                       2002         DECEMBER 31,
(IN THOUSANDS EXCEPT UNIT DATA)                     (UNAUDITED)         2001
________________________________________________________________________________

ASSETS

Cash and cash equivalents                            $  2,574         $  9,432
Finance leases - net                                    6,524            6,949
Operating leases - net                                 13,190           14,218
Aircraft held for lease                                 8,700           21,326
Notes receivable                                            0              544
Prepaid expenses and other assets                          66               60
                                                     ________         ________

          Total assets                               $ 31,054         $ 52,529
                                                     ========         ========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                     $    233         $  7,521
Deferred income                                             0              509
Accounts payable and accrued liabilities                  967              602
Taxes payable                                              91              223
Long-term notes payable                                 3,065            3,389
                                                     ________         ________

          Total liabilities                             4,356           12,244
                                                     ________         ________

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)         26,431           39,883
General partner                                           267              402
                                                     ________         ________

          Total partners' equity                       26,698           40,285
                                                     ________         ________

          Total liabilities and partners' equity     $ 31,054         $ 52,529
                                                     ========         ========




                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS


                                                THREE MONTHS ENDED                NINE MONTHS ENDED
(UNAUDITED; IN THOUSANDS                           SEPTEMBER 30,                    SEPTEMBER 30,
EXCEPT PER UNIT AMOUNTS)                          2002           2001              2002          2001
_____________________________________________________________________________________________________


REVENUES

Finance lease income                           $     75       $ 1,149          $     230      $ 3,920
Operating lease rentals                             750           270              2,250          516
Other income                                          8             9                 45           32
                                                      -             -                 --           --

          Total revenues                            833         1,428              2,525        4,468
                                               ________       _______          _________      _______


EXPENSES

Interest                                             60           132                175          455
Depreciation                                        856           160              2,568          305
Management fee - general partner                     94           139                287          427
Investor reporting                                   92            87                289          280
General and administrative                          110            36                194           89
Tax on gross income                                  42           139                127          508
Aircraft maintenance and refurbishing                26             0                 91            0
Impairment charges on aircraft                   11,086             0             11,086            0
Bad debt expense                                     34             0                 34            0
                                                     --             -                 --            -

          Total expenses                         12,400           693             14,851        2,064
                                               ________       _______          _________      _______



Net (Loss)/Income                              $(11,567)      $   735          $(12,326)      $ 2,404
                                               ========       =======           ========      =======

Net (Loss)/Income Allocated To:

General Partner                                $   (116)      $     7          $   (123)      $    24
                                               ========       =======          =========      =======

Limited Partners                               $(11,451)      $   728          $(12,203)      $ 2,380
                                               ========       =======          =========      =======

Net (Loss)/Income Per Limited
 Partnership Unit                              $ (2.48)       $  0.16          $  (2.64)      $  0.51
                                               ========       =======          =========      =======




                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS



                                                                                    NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
(UNAUDITED; IN THOUSANDS)                                                         2002             2001
_______________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)/Income                                                             $(12,326)         $ 2,404
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation                                                                     2,568              305
Increase in accounts payable and accrued liabilities                               365              168
Decrease in taxes payable                                                         (132)            (122)
Decrease/(Increase) in prepaid expenses and other assets                            (6)              86
Increase in accounts receivable                                                      0              (90)
Bad debt Expense                                                                    34                0
Impairment charges on aircraft                                                  11,086                0
                                                                              ________          _______
  Net cash provided by operating activities                                      1,589            2,751
                                                                              ________          _______

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of earned finance lease income                           425            6,333
                                                                              ________          _______

  Net cash provided by investing activities                                        425            6,333
                                                                              ________          _______


CASH FLOWS FROM FINANCING ACTIVITIES

Repayments under lines of credit, net                                                0           (1,765)
Repayment of long-term notes payable                                              (324)          (1,675)
Distributions paid to partners                                                  (8,548)          (5,652)
                                                                              ________          _______

  Net cash used by financing activities                                         (8,872)          (9,092)
                                                                              ________          _______

Decrease in cash and cash equivalents                                           (6,858)              (8)
Cash and cash equivalents at beginning of period                                 9,432               17
                                                                              ________          _______

  Cash and cash equivalents at end of period                                  $  2,574          $     9
                                                                              ========          =======


ADDITIONAL INFORMATION

Interest paid                                                                 $    134          $   353
                                                                              ========          =======


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

LONG LIVED ASSETS IMPAIRMENT - The Partnership accounts for the impairment of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS". SFAS requires that an impairment loss be recognized in an amount equal to the difference between the carrying value and the fair value if the carrying value of an asset is not recoverable based on the estimated undiscounted future cash flows. In the third quarter of 2002, the three off-lease MD-81 aircraft were considered impaired as defined by SFAS No. 144 as a result of the Partnership's continued inability to lease these aircraft. The Partnership recorded an impairment charge of $3,695,000 per aircraft. The new book value per aircraft after the impairment charge is $2,900,000. The fair values of the aircraft were determined by discounting the estimated future cash flows.

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT - Net Income/(loss) Per Limited Partnership Unit is computed by dividing the net income allocated to the Limited Partners by the weighted average units outstanding (4,625,000).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Partnership presently has one long-term debt facility. At September 30, 2002, the 7.4% non-recourse note collateralized by one aircraft leased to FedEx had an outstanding balance of $3.1 million. The facility matures in April 2006.

At September 30, 2002, long-term borrowings of $3.1 million represented 2.9% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

Cash distributions paid in the first nine months of 2002 were $1.83 per limited partnership unit, representing the regular first and second quarter 2002 distributions of $0.11 per unit each, the regular 2001 fourth-quarter cash distribution of $0.11 per unit, and a special distribution of $1.50 per unit as a result of the sale of one MD-82 aircraft in December 2001.

In September 2002, the Partnership declared a third-quarter 2002 cash distribution of $0.05 per unit totaling $233,586 payable on November 15, 2002 to unitholders of record on October 4, 2002. As a result of this distribution and the first and second quarter 2002 distributions, and the Partnership loss for the first nine-months period of 2002, Partnership equity declined to $26.7 million at September 30, 2002 from $40.3 million at December 31, 2001, and limited partner equity per unit declined to $5.71. The 2002 third quarter cash distribution constitutes a return of capital. The 2001 third-quarter cash distribution was $0.30 per unit.

RESULTS OF OPERATIONS

The Partnership reported a loss of $11,567,000 in the third quarter ended September 30, 2002, compared with last year's third quarter earnings of $735,000. Revenues for the 2002 third quarter were $833,000, compared with last year's third quarter revenues of $1,428,000.

Net loss for the first nine months of 2002 was $12,326,000, compared with a net income of $2,404,000 for the first nine months of 2001. Revenues for the nine-month period were $2,525,000, compared with $4,468,000 for the first nine months of 2001.

The revenue reductions are primarily due to the expiration of the lease with US Airways for five aircraft in the fourth quarter of 2001, three of which remain off-lease; the sale of one aircraft in December 2001; and the scheduled decline in finance lease income in 2002 associated with the aircraft leased to FedEx.

The decline in earnings results from an increase in expenses, primarily due to aircraft impairment charges and an increase in depreciation expense, and from the reduced revenues.

Expenses for the first nine months of 2002 were $14,851,000, an increase of $12,787,000 from $2,064,000 for the comparable 2001 period. The increase in expenses is primarily due to aircraft impairment charges in the third quarter of 2002 of $11,086,000, as the three off-lease aircraft were marked to market, and to depreciation expense of $2,568,000 for the first nine months of 2002 compared to depreciation expense of $305,000 for the comparable 2001 period. The 2002 depreciation expense related to aircraft subject to operating leases and to aircraft available for lease. Also, a note receivable from US Airways recorded on the Partnership's books for $34,000 (net of discount and deferred income) was written off as bad debt expense. The note was written off due to the uncertainty of its collection in light of US Airways' recent bankruptcy filing. Interest expense was lower in the first nine months of 2002 as a result of the reduction in the Partnership's debt balances. Management fees and taxes were lower due to a smaller asset base and lower revenues.


PORTFOLIO MATTERS

At September 30, 2002, the Partnership's portfolio consisted of six Stage-III commercial aircraft. Two are leased to CSI Aviation Services, Inc., one to FedEx, and three are off lease.

The leases of the two aircraft leased to CSI expired October 1, 2002. CSI and the Partnership entered into a new agreement extending the leases for another five months through March 1, 2003, at a reduced rent. In the 4th quarter of 2002, the Partnership expects to incur on these two aircraft, maintenance and refurbishing expenses of approximately $219,000.

In the third quarter of 2002, impairment charges were recorded on each of the three off-lease aircraft. As a result of the Partnership's continued inability to lease these aircraft, they were considered impaired as defined by the Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The book value per aircraft after the impairment charge is $2,900,000.

In June 2002, the Partnership commenced litigation against U.S. Airways seeking to recover damages for U.S. Airways' failure to return the three aircraft leased to U.S. Airways following lease expiration on September 30, 2001 and to pay rent due on the aircraft. U.S. Airways has since filed for bankruptcy. The outcome of the litigation and bankruptcy are both uncertain and there can be no assurance as to the amount or timing of any final settlement or award resulting from the litigation.

OUTLOOK

The market conditions for aircraft leasing continue to be weak, as the supply of aircraft exceeds demand. Consequently, the Partnership continues to experience significant competitive pressure in marketing the three aircraft currently off lease, and management is not able to predict when these aircraft may be leased again or the terms of any such future leasing.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The General Partner believes there has been no material change in the Partnership's exposure to market risk from that discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.   CONTROLS AND PROCEDURES

         (a) The Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, after evaluating the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report, have concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in this quarterly report is accumulated and communicated to the Partnership's management to allow timely decisions regarding required disclosure.

         (b) No significant changes were made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

               Exhibits:

               (a) 10.57 Lease Supplement Number Two dated October 9,2002, among Wachovia Bank, National Association, as successor to First Union National Bank, not in its individual capacity but solely as Trustee, the Partnership and CSI Aviation Services, Inc.

               99.1   Certification of Chief Executive Officer

               99.2   Certification of Chief Financial Officer

               (b) On August 28, 2002, the Partnership filed a report on Form
                   8-K dated August 26, 2002, disclosing under Item 5 the expected delisting of the Partnership's limited partnership units by the New York Stock Exchange and the commencement of trading on the OTC Bulletin Board on September 9, 2002.

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



                                      AIRLEASE LTD., A CALIFORNIA LIMITED
                                      PARTNERSHIP

                                      By:  Airlease Management Services, Inc.
                                           General Partner


NOVEMBER 7, 2002                      By:  /s/ DAVID B. GEBLER
________________                         _______________________________________
Date                                       David B. Gebler
                                           Chairman, Chief Executive Officer
                                           and President


NOVEMBER 7, 2002                      By:  /s/ ROBERT A. KEYES
________________                         _______________________________________
Date                                       Robert A. Keyes
                                           Chief Financial Officer

                                 CERTIFICATIONS


I, David B. Gebler, Chairman, Chief Executive Officer and President of Airlease Management Services, Inc., the General Partner of Airlease Ltd., A California Limited Partnership, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Airlease Ltd., A California Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002                         /s/ DAVID B. GEBLER
                                                    ____________________________
                                                    David B. Gebler
                                                    Chairman, Chief Executive
                                                    Officer and President

I, Robert A. Keyes, Chief Financial Officer of Airlease Management Services, Inc., the General Partner of Airlease Ltd., A California Limited Partnership, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Airlease Ltd., A California Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002                              /s/ ROBERT A. KEYES
                                                         _______________________
                                                         Robert A. Keyes
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number      Description

10.57 Lease Supplement Number Two dated October 9, 2002, among Wachovia Bank, National Association, as successor to First Union National Bank, not in its individual capacity but solely as Trustee, the Partnership and CSI Aviation Services, Inc.

99.1                Certification of Chief Executive Officer

99.2                Certification of Chief Financial Officer