Form 10-K
period 2002-12-31
AIRLEASE LTD
filed 2003-03-25
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

       TITLE OF EACH CLASS:                        NAME OF EACH EXCHANGE
               N/A                                 ON WHICH REGISTERED:
                                                            N/A

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
           Depository Units Representing Limited Partnership Interests
                                (Title of Class)

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

         Indicate by check mark whether the registrant is an accelerated filer (as designated in Exchange Act Rule 12b-2). YES [ ] NO [X]

         Aggregate market value of Depositary Units, held by non-affiliates of the registrant as of the close of business at March 10, 2003 was $2,871,880.00.

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I
ITEM 1.   BUSINESS..........................................................  4

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 24

ITEM 11.  EXECUTIVE COMPENSATION............................................ 26

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 26

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 27

ITEM 14.  CONTROLS AND PROCEDURES........................................... 28

                              PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K.......................................................... 29

SIGNATURES.................................................................. 33

CERTIFICATIONS.............................................................. 34

INDEX TO EXHIBITS...........................................................A-12

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                                    FORM 10-K


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                                     PART I

ITEM 1.  BUSINESS

GENERAL

              Airlease Ltd., A California Limited Partnership (the "Partnership"), engages in the business of acquiring, either directly or through joint ventures, commercial jet aircraft, and leasing such aircraft or parts thereof to domestic and foreign airlines and freight carriers. The general partner of the Partnership (the "General Partner") is Airlease Management Services, Inc. From 1999 to June 2002, the General Partner was a wholly owned subsidiary of Banc of America Leasing and Capital, LLC, a Delaware limited liability company ("BALCAP"), in turn a wholly owned subsidiary of Bank of America National Assocation ("BANA"). In June 2002, BALCAP transferred its stock of the General Partner to BANA and the General Partner became a wholly owned subsidiary of BANA. BALCAP also holds 793,750 limited partnership units and United States Airlease Holding, Inc. ("Holding"), also a wholly owned subsidiary of BANA, holds 231,250 limited partnership units. An additional 3,600,000 units are publicly held.

PRINCIPAL INVESTMENT OBJECTIVES

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


         The following table describes the Partnership's aircraft portfolio at December 31, 2002:


______________________________________________________________________________________________________

                   Number &                                 Current
                 type; year of   Ownership   Acquired by     lease                         Noise
    Lessee          Delivery     Interest    Partnership   expiration   Type of lease    compliance(1)
______________   _____________   _________   ___________   __________   _____________    _____________


CSI Aviation        2 MD-82        100%          1986          2003     Operating          Stage III
                      1981

FedEx             1 727-200FH      100%          1987          2006     Direct finance     Stage III
                      1979

Held for lease      3 MD-81        100%          1986          N/A           N/A           Stage III
                      1981


(1)      See "Government Regulation-Aircraft Noise" below, for a description of laws and regulations governing aircraft noise.

______________________________________________________________________________________________________


         At December 31, 2002, the book value of aircraft by lessee as a percent of total assets was as follows: FedEx, 19.9%; CSI, 42.8%; and off-lease aircraft, 28.5%. Revenues by lessee as a percentage of total revenue for 2002 and 2001, respectively, were as follows: US Airways, 0% and 55.4%; TWA/American Airlines, 0% and 17.2%; CSI, 88.2% and 4.9%; and FedEx, 9.9% and 5.7%.

         At December 31, 2002, the Partnership's portfolio consisted of six Stage-III commercial aircraft. Two are leased to CSI Aviation Services, Inc. ("CSI"), one to FedEx, and three are being marketed for lease.

         The leases of the two aircraft leased to CSI expired October 1, 2002. CSI and the Partnership entered into an agreement extending the leases for another five months through March 1, 2003, at a monthly rental rate of $70,000 per aircraft. In March 2003, the Partnership reached an agreement with CSI to extend the leases on the two aircraft on a month-to-month basis, at a reduced monthly rental rate. The Partnership expects the renewed leases to be of short duration.

         In the third quarter of 2002, the book value of the three off-lease aircraft was written down to $2,900,000 per aircraft. The reduction in book value reflects the continued decline in used aircraft values and the write-downs were recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

         In June 2002, the Partnership commenced litigation against U.S. Airways seeking to recover damages for U.S. Airways' failure to return three aircraft leased to U.S. Airways in the condition prescribed in the lease following lease expiration on October 1, 2001 and to pay rent due on the aircraft. U.S. Airways has since filed for bankruptcy. The Partnership has filed a proof of claim in the bankruptcy case in the amount of $13 million. The outcome of the litigation and bankruptcy are both uncertain and there can be no assurance as to the amount or timing of any final settlement or award resulting from the litigation. In its Disclosure Statement dated January 17, 2003, filed as part of its proposed plan of reorganization, US Airways projects that it will pay between 1.2 percent and
1.8 percent on unsecured claims. If US Airways' projections prove to be accurate, Airlease could receive up to $234,000 in settlement. At December 31, 2002, the Partnership had not recorded a contingent gain for any possible settlement.

         The Partnership also leases a 727-200 FH aircraft to Federal Express Corporation ("FedEx"). This lease is scheduled to terminate in 2006.

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a further discussion of the Partnership's lessees.

         The Partnership's lessees have the following fair market value renewal options: Fedex has the right to renew its lease for one six-month term at the current rent payable under the lease, and thereafter for four successive one year terms at a fair market value rental.

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

         Because of these factors, finding new aircraft investments like those made by the Partnership in the past and that offer an appropriate balance of risk and reward has been difficult. During the past nine years the Partnership has made only two aircraft investments, both of which were possible because of special circumstances.

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

DESCRIPTION OF LEASES

         The 727-200FH aircraft on lease to FedEx is leased pursuant to a full-payout (direct finance) lease, and the two MD-82 aircraft on lease to CSI are leased pursuant to operating leases. The two MD-82 aircraft on lease to CSI, together with the three off-lease aircraft, were previously leased to US Airways pursuant to full-payout leases

         Generally, operating leases are for a shorter term than full-payout leases and, therefore, it is necessary to remarket the aircraft in order to recover the full investment. Full-payout leases are generally for a longer term and hence provide more predictable revenue than operating leases.

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

         In December 2001, the Partnership sold its 100% interest in an MD-82 aircraft previously on lease to American Airlines, at a sale price of approximately $9 million, resulting in a net gain of approximately $965,000. The proceeds were distributed to Unitholders in the first quarter of 2002.

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

         See "Aircraft Portfolio" above, for a description of the Partnership's aircraft portfolio. At December 31, 2002, all of the aircraft in the Partnership's portfolio were Stage III aircraft.

ACQUISITION OF ADDITIONAL AIRCRAFT

         In 1997 Unitholders authorized the General Partner to decide not to make new aircraft investments, to sell aircraft when attractive opportunities arise, to distribute the proceeds and to liquidate the Partnership when all assets are sold. See "Principal Investment Objectives" above.

         Notwithstanding the above, if the Partnership were to acquire additional aircraft, it could do so in many different forms, such as in sale/leaseback transactions, by purchasing interests in existing leases from other lessors, by making loans secured by aircraft or by acquiring or financing leasehold interests in aircraft. The Partnership is permitted to acquire aircraft from affiliates of the General Partner subject to limitations set forth in the Limited Partnership Agreement.

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

ITEM 3.  LEGAL PROCEEDINGS

         In June 2002, the Partnership commenced litigation against U.S. Airways in the Superior Court of California in the County of Los Angeles, seeking to recover damages for U.S. Airways' failure to return three aircraft leased to U.S. Airways in the conditions prescribed in the lease following lease expiration on October 1, 2001 and to pay rent due on the aircraft. U.S. Airways has since filed for bankruptcy. The Partnership has filed a proof of claim in the bankruptcy case in the amount of $13 million.
See "BUSINESS - AIRCRAFT PORTFOLIO" above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

UNITS OUTSTANDING

         Since September 9, 2002, the Units have been trading on the OTC Bulletin Board ("OTCBB") under the symbol AIRL. Prior to that date, the Units were traded on the New York Stock Exchange ("NYSE") under the symbol FLY. The units were delisted from the NYSE because the Partnership ceased to meet the NYSE's continued listing criteria. As of February 24, 2003, there were 781 Unitholders of record.

MARKET PRICE

         The following chart sets forth the high and low closing prices on the New York Stock Exchange or the high and low bid information as reported on the over-the-counter market and the trading volume for each of the quarters in the years ended December 31, 2002 and 2001. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                Trading Volume
         Quarter Ended          (in thousands)     Unit Prices (high-low)
         __________________     ______________     ______________________

         March 31, 2002              378              $6.60 - $4.95
         June 30, 2002               361              $5.99 - $3.03
         September 30, 2002          438              $3.30 - $1.50
         December 31, 2002           678              $1.25 - $0.61

         March 31, 2001              409              $13.05   - $11.56
         June 30, 2001               630              $11.89   - $8.75
         September 30, 2001          573              $10.35   - $4.26
         December 31, 2001           640              $8.85    - $5.30

DISTRIBUTIONS TO UNITHOLDERS

         CASH DISTRIBUTIONS

         The Partnership makes quarterly cash distributions to Unitholders which are based on Cash Available from Operations (as defined in the Limited Partnership Agreement) and are partially tax sheltered. From time to time the

Partnership also has made cash distributions from Cash Available from Sale or Refinancing (as defined in the Limited Partnership Agreement.) Information on the tax status of such payments, which is necessary in the preparation of individual tax returns, is prepared and mailed to Unitholders as quickly as practical after the close of each year. The size of the Partnership's portfolio, whether the aircraft is leased and future aircraft sales will affect distributions.

         Distributions declared during 2002 and 2001 were as follows:

         Record Date                Payment Date              Per Unit
         __________________         _________________         ________

         March 29, 2002             May 15, 2002              11 cents
         June 28, 2002              August 15, 2002           11 cents
         October 4, 2002            November 15, 2002          5 cents
         December 31, 2002          February 14, 2003          5 cents

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data and other data concerning the Partnership for each of the last five years:


                                                        For years ended December 31,

(In thousands except per-unit amounts)        2002       2001      2000       1999       1998
_______________________________________________________________________________________________

OPERATING RESULTS

Lease and other income                      $  3,027   $ 5,102   $  6,736   $  7,614   $  8,400

Gain on disposition of aircraft                   --       965         --         --         --
                                            ___________________________________________________

Total revenues                                 3,027     6,067      6,736      7,614      8,400
                                            ___________________________________________________

Interest expense                                 231       550        909      1,270      1,704

Depreciation expense                           3,206     1,268         --         --         --

Other expenses                                 1,397     1,742      1,082      1,088      1,123

Impairment charge on aircraft                 11,086        --         --         --         --

Tax on gross income                              142       884        548        548        699
                                            ___________________________________________________

Total expenses                                16,062     4,444      2,539      2,906      3,526
                                            ___________________________________________________

Net income/(loss)                           $(13,035)  $ 1,623   $  4,197   $  4,708   $  4,874
                                            ___________________________________________________

Net income/(loss) per unit(1)               $  (2.79)  $  0.35   $   0.90   $   1.01   $   1.04

Cash distributions declared per unit(2)     $   0.32   $  2.67   $   1.80   $   1.64   $   1.64


                                                        For years ended December 31,

(In thousands except per-unit amounts)        2002       2001      2000       1999       1998
_______________________________________________________________________________________________

FINANCIAL POSITION

Total assets                                $ 29,811   $52,529   $ 61,836   $ 67,787   $ 75,813

Long-term obligations                       $  2,729   $ 3,389   $  7,992   $ 10,092   $ 14,505

Total partners' equity                      $ 25,755   $40,285   $ 51,135   $ 55,347   $ 58,301

Limited partners' equity per unit           $   5.51   $  8.62   $  10.95   $  11.85   $  12.48


(1) After allocation of the 1% General Partner's interest.

(2) Includes special cash distributions of  $1.50 per unit in 2001.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Partnership has included in this annual report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Partnership's business, operations and financial condition. The words or phrases "can be", "may affect", "may depend", "expect", "believe", "anticipate", "intend", "will", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Partnership cautions you that any forward-looking information provided by or on behalf of the Partnership is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Partnership's control, in addition to those discussed in the Partnership's public filings and press releases, including (i) changes in the aircraft or aircraft leasing market, (ii) economic downturn in the airline industry, (iii) default by lessees under leases causing the Partnership to incur uncontemplated expenses or not to receive rental income as and when expected, (iv) the impact of the events of September 11, 2001, and war or other military involvement by the U.S. or others Iraq or other regions, on the aircraft or aircraft leasing market and on the airline industry, (v) changes in interest rates and (vi) legislative or regulatory changes that adversely affect the value of aircraft. All such forward-looking statements are current only as of the date on which such statements were made. The Partnership does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

         In response to the SEC's financial release FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Partnership has identified the most critical accounting principles upon which its financial reporting depends. It determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Partnership identified its most critical accounting policies to be those related to lease revenue recognition, depreciation policies, and valuation of aircraft. These accounting policies are stated in the notes to the financial statements and in relevant sections in this discussion and analysis.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership presently has one long-term debt facility. At December 31, 2002, the 7.4% non-recourse note collateralized by one aircraft leased to FedEx had an outstanding balance of $2.7 million. The facility matures in April 2006.

         Long-term borrowings at December 31, 2002 represented 2.57% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades.

         Total scheduled debt service in 2003 is $0.9 million. Debt service will be paid from the rental payments received under the FedEx lease.

         Net cash provided by operating activities was $4.5 million for 2000, $2.7 million for 2001, and $1.6 million for 2002. The decrease in 2002 was primarily due to having three aircraft off-lease for all of 2002. The decrease in 2001 as compared with 2000 was primarily due to reduced revenue as a result of the termination on October 1, 2001 of the US Airways leases.

         Total debt service on the fixed loan as a percentage of net cash provided by operating activities was 67%, 123%, and 57% for 2000, 2001 and 2002, respectively. However, cash flow from operating activities does not fully reflect cash receipts from lease payments. When the excess of rental receipts above finance lease income is added to cash flow from operating activities, the ratios become 29%, 27%, and 35%, respectively.

         Regular cash distributions paid by the Partnership were $8.2 million ($1.76 per unit) in 2000, $7.1 million ($1.51 per unit) in 2001, and $1.8 million ($0.38 per unit) in 2002. There were no special cash distributions paid in 2000 or 2001. A special cash distribution of $7.0 million ($1.50 per unit) was declared in December 2001, and was paid in the first quarter of 2002.

         Pursuant to the Limited Partnership Agreement, the Partnership distributes all Cash Available from Operations net of expenses and reserves. Since such distributions were in excess of earnings, and because of the Partnership's net loss in 2002, Partnership equity declined from $40.3 million at December 31, 2001 to $25.8 million at December 31, 2002, and limited partner equity per unit declined from $8.62 to $5.51. Included in the equity decline are the non-cash aircraft impairment charges of $11.1 million or $2.37 per unit recorded in 2002.

         At December 31, 2002, the Partnership had cash on hand in the amount of $2.3 million (net of amounts payable to unitholders on February 14, 2003). In the event that the Partnership's cash on hand is significantly reduced as a result of unanticipated expenses, including unanticipated maintenance and refurbishing expenses with respect to the three MD-81 aircraft currently off lease or the two aircraft leased by CSI following their lease expirations, cash distributions to unitholders may be reduced or eliminated.

RESULTS OF OPERATIONS

2002 vs. 2001
         Net loss in 2002 was $13,035,000, compared with a net income of $1,623,000 in 2001. The decline in earnings results from an increase in expenses, primarily due to aircraft impairment charges and an increase in depreciation expense, and from reduced revenues.

         In 2002, revenues were earned from only three of the six aircraft in the Partnership's portfolio. The remaining three aircraft were off-lease throughout the year. Two of the leased aircraft were leased to CSI and the other was leased to Federal Express.

         Revenues in 2002 were $3,027,000 compared with $6,067,000 in 2001. The revenue reductions were primarily due to the expiration of the lease with US Airways for five aircraft in the fourth quarter of 2001, three of which remain off-lease as of December 31, 2002; the sale of one aircraft in December 2001; and the scheduled decline in finance lease income in 2002 associated with the aircraft leased to Federal Express.

         Expenses in 2002 were $16,062,000, an increase of $11,618,000 from $4,444,000 for the comparable 2001 period. The increase in expenses was primarily due to the aircraft impairment charges in the third quarter of 2002 of $11,086,000, as the three off-lease aircraft were deemed impaired under Statement of Financial Accounting Standards ("SFAS") 144, and to depreciation expense of $3,206,000 in 2002 compared to depreciation expense of $1,268,000 for the comparable 2001 period. The 2002 depreciation expense related to aircraft subject to operating leases and to aircraft available for lease. A note receivable from US Airways recorded on the Partnership's books in 2001 for $34,000 (net of discount and deferred income) was written off as a loss. The note was written off as a result of US Airways' bankruptcy filing, in August 2002, and the uncertainty of collection. Interest expense was lower in 2002 as a result of the reduction in the Partnership's debt balances. Management fees and taxes were lower due to a smaller asset base and lower revenues.

         Maintenance expenses and any refurbishing expenses incurred with respect to the three aircraft currently off lease or the two aircraft currently on lease to CSI in preparation of these aircraft for delivery to future lessees will result in additional expenses to the Partnership. Management cannot estimate the amount of such additional expenses, although such expenses, if significant, could have a material adverse effect on the Partnership's results of operations or financial condition and result in reduced cash distributions to unitholders.

         For information regarding the percentage of total Partnership assets represented by aircraft owned and leased by the Partnership, see "Aircraft Portfolio."

2001 vs. 2000
         In 2001, revenues were earned from seven aircraft subject to finance and operating leases and from the gain on sale of one aircraft. The lease revenue reduction in 2001 as compared with 2000 was primarily due to the scheduled decline in finance lease income as the balances due from the lessees declined, the expiration of the lease with US Airways for five aircraft, three of which remain off lease, and the restructure of the TWA lease.

         In 2001, five MD-82 aircraft leased to US Airways generated $3,363,000 in finance lease income prior to their return upon lease expiration. Two of the five aircraft were leased to CSI Aviation Services, Inc. ("CSI") in November 2001 under operating leases, which generated $296,000 in operating lease income (before depreciation expense). The remaining three aircraft were being held for lease as of December 31, 2001.

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

         The lease with US Airways for five MD-82 aircraft was scheduled to terminate on October 1, 2001. However, US Airways failed to satisfy the aircraft return conditions relating to aircraft maintenance as specified in the lease agreement. Under the lease, US Airways was obligated to pay rent for each aircraft on a prorated basis until the required maintenance has been completed and the aircraft has been returned. The lease required the maintenance to be completed within 60 days of the expiration of the lease term.

         In November 2001 the Partnership entered into an agreement with US Airways with respect to the two MD-82 aircraft now leased to CSI, providing for US Airways to pay hold-over rent and to pay for certain agreed-upon maintenance work. US Airways made a cash payment covering a portion of the rent and maintenance costs and delivered an unsecured note for the remaining amount. The note was written off as a result of US Airways' bankruptcy filing, in August 2002, and the uncertainty of collection, resulting in a charge to bad debt expense of $34,000. See Note 4 of the Notes to Financial Statements.


Outlook
         The market conditions for aircraft leasing continue to be weak, as the supply of aircraft exceeds demand. Consequently, the Partnership continues to experience significant competitive pressure in marketing the three aircraft currently off lease. Management is not able to predict when these three aircraft, or the two aircraft on lease to CSI following lease expiration, may be leased again or the terms of any such future leasing.

         Although the market conditions are not favorable, the airline industry is cyclical. We experienced an imbalance between supply and demand in the early 1990's and over time, the imbalance adjusted. While circumstances are very difficult today, we remain committed to our objective of generating value from the Airlease aircraft portfolio while returning this value to unitholders through distributions.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Partnership believes that as of December 31, 2002, it does not have any material interest rate risk exposures.

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

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information about the directors and executive officers of the General Partner as of February 28, 2003. As used below, "BALCAP" refers both to BALCAP and to BA Leasing and Capital prior to its BALCAP in September 1999.


                              POSITION WITH                               PRINCIPAL OCCUPATION AND
         NAME                 GENERAL PARTNER       AGE                   EMPLOYMENT FOR LAST 5 YEARS
_____________________      _____________________    ___     _______________________________________________________

David B. Gebler            Chairman of the           53     Mr.  Gebler is a Managing  Director  of Bank of America
                           Board, President,                National   Association   ("Bank  of  America")  and  of
                           Chief Executive                  BALCAP.   He  has  been  with  BALCAP  since  September
                           Officer and a                    1996.  From 1993 to  September  1996 he was Senior Vice
                           Director                         President   of  the   Transportation   and   Industrial
                                                            Financing business unit of USL Capital. Mr. Gebler has
                                                            been President of the General Partner since 1989 and a
                                                            Director since 1990, and has been Chairman and CEO
                                                            since September 1996. Mr. Gebler holds a bachelor
                                                            degree in mathematics from Clarkson University and
                                                            graduate degrees in Engineering and Management from the
                                                            University of Michigan.

William A. Hasler          Director                  61     Mr. Hasler has been the Co-Chief  Executive  Officer of
                                                            Aphton  Corporation  ,  a  biopharmaceutical   company,
                                                            since July 1998 and a Director of the  General  Partner
                                                            since  1995.  From  August 1991 to June 1998 he was the
                                                            Dean of the Haas School of  Business at the  University
                                                            of  California  at Berkeley.  From 1984 to 1991, he was
                                                            vice  chairman  and  director of KPMG Peat  Marwick and
                                                            was   responsible   for   its   worldwide    consulting
                                                            business.  He is a member of the board of  governors of
                                                            The  Pacific  Stock   Exchange  and  of  the  board  of
                                                            directors of Selectron  Corp.,  Schwab  Funds,  Mission
                                                            West,   Tenera,   Walker   Interactive,    and   Aphton
                                                            Corporation.  He is a graduate  of Pomona  College  and
                                                            earned his MBA from Harvard.




Leonard Marks, Jr.         Director                  81     Mr.  Marks  retired  as  Executive  Vice  President  of
                                                            Castle & Cooke,  Inc., in 1985.  Prior to that time, he
                                                            was also  President of the real estate and  diversified
                                                            activities  group of that  company.  Mr. Marks has been
                                                            a Director  of the  General  Partner  since  2001,  and
                                                            previously  was a Director to the General  Partner from
                                                            1986  to  1997.  For  many  years,   Mr. Marks  was  an
                                                            assistant  professor of Finance at the Harvard Business
                                                            School  and a  professor  of  Finance  at the  Stanford
                                                            Business  School.  He was  Assistant  Secretary  of the
                                                            United  States Air Force from 1964 to 1968.  Mr.  Marks
                                                            holds a Ph.D in Business  Administration  from  Harvard
                                                            University.

Richard P. Powers          Director                  62     Mr.  Powers  is  a  Financial  Consultant  and  Private
                                                            Investor.  From 1996 to 2000 he was an  Executive  Vice
                                                            President  of  Finance  and  Administration  of Eclipse
                                                            Surgical   Technologies,   Inc.,   a   medical   device
                                                            company.   He  has  been  a  Director  of  the  General
                                                            Partner  since  1996.  From  1981 to 1994,  he was with
                                                            Syntex Corporation,  a pharmaceutical company,  serving
                                                            as Senior Vice  President and Chief  Financial  Officer
                                                            of that  company  from 1986 to 1994.  From 1994 to 1996
                                                            he  served  as   consultant   to   various   companies,
                                                            including  advising and assisting in the sale of Syntex
                                                            Corporation  to Roche  Corporation  in 1994. Mr. Powers
                                                            holds a Bachelor of Science  degree in Accounting  from
                                                            Canisius    College   and   a   Masters   in   Business
                                                            Administration from the University of Rochester.

K. Thomas Rose             Director                  57     Mr. Rose has been Managing  Director,  Credit of BALCAP
                                                            since  1992.  He has  been a  Director  of the  General
                                                            Partner  since  October  1996.  Prior  to  his  present
                                                            responsibilities,  Mr. Rose was with  Security  Pacific
                                                            Leasing  Corporation  as  Executive  Vice  President  -
                                                            Lease Services  since 1973.  Mr. Rose holds a B.A. from
                                                            California  State  University,  Fullerton  and a  Juris
                                                            Doctorate  degree from Golden Gate  University,  School
                                                            of Law.

Robert A. Keyes            Chief Financial           50     Mr.  Keyes has been  Senior Vice  President  and Senior
                           Officer and a                    Finance  Manager of BALCAP since December  2000.  Prior
                           Director                         to  assuming  his present  responsibilities  at BALCAP,
                                                            Mr. Keyes was with Citicorp Bankers Leasing as Vice
                                                            President and Head of Operations from 1997 to 2000.
                                                            From 1990 to 1997 Mr. Keyes was with USL Capital
                                                            Corporation (former parent of the General Partner) as
                                                            Vice President and Corporate Controller. While at USL
                                                            Capital, Mr. Keyes served as Chief Financial Officer
                                                            and as a Director of the General Partner. From 1980 to
                                                            1990 Mr. Keyes held various Finance positions with
                                                            Wells Fargo Leasing Corporation, including Senior Vice
                                                            President and Chief Financial Officer. Mr. Keyes holds
                                                            a Bachelor of Science degree in Economics from Bates
                                                            College and a Masters in Business Administration and
                                                            Accounting from Rutgers University.


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

         The Partnership reimburses the General Partner for fees paid to Directors of the General Partner who are not otherwise affiliated with the General Partner or its affiliates. In 2002, such unaffiliated directors were paid an annual fee of $14,500 plus $500 for each meeting attended.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

UNIT OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

         As of February 28, 2003, the following persons were known to the Partnership to be beneficial owners of more than five percent of the Partnership's equity securities:


                      Name and Address                        Amount and Nature of
 Title of Class       Of Beneficial Owner                     Beneficial Ownership     Percent of Class
________________     ____________________________________     ____________________     ________________

Depositary Units     United States Airlease Holding, Inc.        231,250(1) (2)               5%
                     555 California Street
                     San Francisco, CA 94104

Depositary Units     BALCAP                                      793,750(3)                  17.2%
                     555 California Street
                     San Francisco, CA 94104


__________________

(1) United States Airlease Holding, Inc. ("Holding") reported that it had sole voting and dispositive power over these Units.

(2) Bank of America National Association ("BANA") owns all of the outstanding stock of Holding and the membership interests of BALCAP. Therefore, BANA may be deemed also to be the indirect beneficial owner of the Units owned by Holding and by BALCAP. In addition, BANA owns all the outstanding stock of the General Partner. Therefore, BANA may be deemed to be the indirect beneficial owner of the General Partner's 1% General Partner interest. BANA is a wholly owned indirect subsidiary of BankAmerica Corporation. Therefore, BankAmerica Corporation and each BankAmerica Corporation subsidiary which is the direct or indirect parent of BANA may also be deemed to be the indirect beneficial owner of all Units and of the General Partner's 1% General Partner interest deemed owned by BANA.

(3) BALCAP reported that it had sole voting and dispositive power over these Units.



UNIT OWNERSHIP BY MANAGEMENT

         Set forth below is information regarding interests in the Partnership owned by each director of and all directors and executive officers, as a group, of the General Partner. Unless otherwise noted, each person has sole voting and investment power over all units owned.


                      Name Of                                 Amount and Nature of
 Title of Class       Beneficial Owner                        Beneficial Ownership     Percent of Class
________________     ____________________________________     ____________________     ________________

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

(2)      Represents less than 1%.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a discussion of certain fees, expenses and reimbursements payable and paid to the General Partner and its affiliates by the Partnership, see Note 8 of Notes to Financial Statements. From time to time, the Partnership has borrowed funds from BALCAP or BA Leasing & Capital, including advances for expense payments. All such borrowings were unsecured and bore interest at a floating rate not exceeding the prime rate. At December 31, 2002 Airlease owed BALCAP $170,413 for such borrowings.

ITEM 14.   CONTROLS AND PROCEDURES

         (a) The Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, after evaluating the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days before the filing date of this annual report, have concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in this annual report is accumulated and communicated to the Partnership's management to allow timely decisions regarding required disclosure.

         (b) No significant changes were made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following financial statements of the Partnership are included in this report as Appendix A:
                                                                            Page

                  Management's Responsibility for Financial Statements.....  A-1

                  Report of Independent Auditors ..........................  A-2

                  Financial Statements:

                           Statements of Income for the Years Ended
                           December 31, 2002, 2001 and 2000 ...............  A-3

                           Balance Sheets, as of December 31, 2002
                           and 2001........................................  A-4

                           Statements of Cash Flows for the Years
                           Ended December 31, 2002, 2001 and 2000..........  A-5

                           Statements of Changes in Partners' Equity
                           for the Years Ended December 31, 2002, 2001
                           and 2000........................................  A-6

                  Notes to Financial Statements ...........................  A-6

                  Financial statement schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

         (b) The Partnership did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

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

(1) Incorporated by reference to the Partnership's Registration Statement on Form S-1 (File No. 33-7985), as amended.

(2) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

10.44(3) Aircraft Lease Agreement dated as of April 15, 1993 between Taurus Trust Company, Inc. (formerly Trust Company for USL, Inc.) as Owner Trustee, Lessor, and Federal Express Corporation, Lessee with respect to one (1) Boeing 727-2D4 Aircraft, U.S. Registration No. 362PA (manufacture serial no. 21850).
10.52(4) Assignment, Assumption and Amendment Agreement dated April 9, 2001 among Trans World Airlines, Inc., American Airlines, Inc., the registrant and First Security Bank, National Association, as Owner Trustee.
10.53(2) Certificate of Redelivery and Agreement dated as of November 26, 2001, 2001 between First Union National Bank, not in its individual capacity but solely as Owner Trustee, and US Airways, Inc., with respect to one MD-82 Aircraft, U.S. Registration No. 806USAirframe.
10.54(2) Certificate of Redelivery and Agreement dated as of November 26, 2001, 2001 between First Union National Bank, not in its individual capacity but solely as Owner Trustee, and US Airways, Inc., with respect to one MD-82 Aircraft, U.S. Registration No. 807USAirframe.
10.55(2) Aircraft Lease Agreement dated as of November 21, 2001, between First Union National Bank (formerly Meridian Trust Company), not in its individual capacity but solely as Owner Trustee, and CSI Aviation Services, Inc., Lessee with respect to one (1) MD-82 Aircraft, U.S. Registration No. N806US (manufacture serial no. 48038).
10.56(2) Aircraft Lease Agreement dated as of November 21, 2001, between First Union National Bank (formerly Meridian Trust Company), not in its individual capacity but solely as Owner Trustee, and CSI Aviation Services, Inc., Lessee with respect to one (1) MD-82 Aircraft, U.S. Registration No. N807US (manufacture serial no. 48039).
99.1              Certification of Chief Executive Officer
99.2              Certification of Chief Financial Officer
__________________

(2) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

(3) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

(4) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2003.


                                   AIRLEASE LTD., A CALIFORNIA LIMITED
                                   PARTNERSHIP
                                   (Registrant)


                                   By:  Airlease Management Services, Inc.,
                                        General Partner


                                   By:  /s/ DAVID B. GEBLER
                                        _____________________________________
                                        David B. Gebler
                                        Chairman, Chief Executive Officer and
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

For Airlease Management
Services, Inc. ("AMSI"), General Partner


 /s/ DAVID B. GEBLER                                             March 25, 2003
____________________________________________
David B. Gebler
Chairman, Chief Executive Officer, President
and Director of AMSI


 /s/ ROBERT A. KEYES                                             March 25, 2003
____________________________________________
Robert A. Keyes
Chief Financial Officer and Director of AMSI


/s/ K. THOMAS ROSE                                               March 25, 2003
____________________________________________
K. Thomas Rose
Director of AMSI


/s/ WILLIAM A. HASLER                                            March 25, 2003
____________________________________________
William A. Hasler
Director of AMSI


/s/ LEONARD MARKS, JR.                                           March 25, 2003
____________________________________________
Leonard Marks, Jr.
Director of AMSI


/s/ RICHARD P. POWERS                                            March 25, 2003
____________________________________________
Richard P. Powers
Director of AMSI

The foregoing constitute a majority of the members of the Board of Directors of Airlease Management Services, Inc. (the General Partner).

                                 CERTIFICATIONS

I, David B. Gebler, Chairman, Chief Executive Officer and President of Airlease Management Services, Inc., the General Partner of Airlease Ltd., A California Limited Partnership, certify that:

1. I have reviewed this annual report on Form 10-K of Airlease Ltd., A California Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003                      /s/ DAVID B. GEBLER
                                               _________________________________
                                               David B. Gebler
                                               Chairman, Chief Executive Officer
                                               and President

I, Robert A. Keyes, Chief Financial Officer of Airlease Management Services, Inc., the General Partner of Airlease Ltd., A California Limited Partnership, certify that:

1. I have reviewed this annual report on Form 10-K of Airlease Ltd., A California Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Eevaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003                                /s/ ROBERT A. KEYES
                                                         _______________________
                                                         Robert A. Keyes
                                                         Chief Financial Officer

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Airlease Management Services, Inc. ("AMSI"), the general partner of the Partnership, is responsible for the preparation of the Partnership's financial statements and the other financial information in this report. This responsibility includes maintaining the integrity and objectivity of the financial records and the presentation of the Partnership's financial statements in conformity with accounting principles generally accepted in the United States.

The general partner maintains an internal control structure designed to provide, among other things, reasonable assurance that Partnership records include the transactions of its operations in all material respects and to provide protection against significant misuse or loss of Partnership assets. The internal control structure is supported by careful selection and training of financial management personnel, by written procedures that communicate the details of the control structure to the Partnership's activities, and by staff of operating control specialists of Banc of America Leasing and Capital, LLC (a wholly owned subsidiary of Bank of America National Association, which also owns 100% of the stock of AMSI), who conduct reviews of adherence to the Partnership's procedures and policies.

The Partnership's financial statements have been audited by Ernst & Young LLP, independent auditors for the years ended December 31, 2002 and 2001. Their audits were conducted in accordance with auditing standards generally accepted in the United States. The Independent Auditor's Report appears on page A-2.

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


 /s/ DAVID B. GEBLER
_______________________________________________
David B. Gebler
Chairman, Chief Executive Officer and President
Airlease Management Services, Inc.


 /s/ ROBERT A. KEYES
_______________________________________________
Robert A. Keyes
Chief Financial Officer
Airlease Management Services, Inc.

REPORT OF INDEPENDENT AUDITORS

To the Partners of Airlease Ltd.,
A California Limited Partnership:

We have audited the accompanying balance sheets of Airlease Ltd. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners'equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airlease Ltd. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & Young LLP
_________________________
Ernst & Young LLP
San Francisco, California
January 31, 2003


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                            For the years ended
                                                               December 31,
(In thousands except per unit amounts)               2002         2001        2000
___________________________________________________________________________________

REVENUES

Finance lease income                               $    300     $ 4,002     $ 6,736
Operating lease rentals                               2,670       1,046           0
Gain on sale of aircraft                                  0         965           0
Other income                                             57          54           0
                                                   ________________________________
Total revenues                                        3,027       6,067       6,736
                                                   ________________________________


EXPENSES

Interest                                                231         550         909
Depreciation - aircraft                               3,206       1,268           0
Management fee - general partner                        355         984         603
Investor reporting                                      425         365         316
General and administrative                              269         167         163
Tax on gross income                                     142         884         548
Aircraft maintenance                                    314         226           0
Impairment charge on aircraft                        11,086           0           0
Bad debt expense                                         34           0           0
                                                   ________________________________
Total expenses                                       16,062       4,444       2,539
                                                   ________________________________
NET INCOME/(LOSS)                                  $(13,035)    $ 1,623     $ 4,197
                                                   ________________________________

 NET INCOME/(LOSS) ALLOCATED TO:

GENERAL PARTNER                                    $   (130)    $    16     $    42
                                                   ________________________________
Limited partners                                   $(12,905)    $ 1,607     $ 4,155
                                                   ________________________________
NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT     $  (2.79)    $  0.35     $  0.90
                                                   ________________________________

See notes to financial statements


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                     As of December 31,
(IN THOUSANDS EXCEPT UNITS OUTSTANDING)              2002         2001
_________________________________________________________________________

ASSETS

Cash and cash equivalents                          $  2,569     $   9,432
Finance leases - net                                  5,939         6,949
Operating leases - net                               12,753        14,218
Aircraft held for lease - net                         8,500        21,326
Notes receivable (interest and discount)                  0           544
Prepaid expenses and other assets                        50            60
                                                   ______________________
Total assets                                       $ 29,811     $  52,529
                                                   ______________________



LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Distribution payable to partners                   $    234     $   7,521
Deferred income                                           0           509
Accounts payable and accrued liabilities              1,093           602
Taxes payable                                             0           223
Long-term note payable                                2,729         3,389
                                                   ______________________
Total liabilities                                     4,056        12,244
                                                   ______________________

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

Limited partners (4,625,000 units outstanding)       25,498        39,883
General partner (46,717 units outstanding)              257           402
                                                   ______________________
Total partners' equity                               25,755        40,285
                                                   ______________________

TOTAL LIABILITIES AND PARTNERS' EQUITY             $ 29,811     $  52,529
                                                   ======================

See notes to financial statements



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                 For the years ended December 31,
(In thousands)                                                    2002          2001         2000
___________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                               $(13,035)     $  1,623     $  4,197
Adjustments to reconcile net income/(loss) to net cash
     provided by operating activities:
      Depreciation - aircraft                                      3,206         1,268            0
      Increase in deferred income                                      0           509            0
      Bad debt expense                                                34             0            0
      Gain on sale of aicraft                                          0          (965)           0
      Increase in accounts payable and accrued liabilities           492           134           39
      Decrease in prepaid expenses and other assets                   10            94          114
      Impairment charge on aircraft                               11,086             0            0
      Increase/(decrease) in taxes payable                          (224)           84          135
                                                                ___________________________________
Net cash provided by operating activities                          1,569         2,747        4,485
                                                                ___________________________________


CASH FLOWS FROM INVESTING ACTIVITIES
Rental receipts in excess of earned finance and operating
lease income                                                       1,010         9,869        5,852
Proceeds from sale of equipment                                        0         9,000            0
Increase in notes receivable                                           0          (544)           0
                                                                ___________________________________

Net cash provided by investing activities                          1,010        18,325        5,852
                                                                ___________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit repayment-net                                         0        (1,765)         (18)
Repayment of long-term notes payable                                (660)       (2,838)      (2,082)
Distributions paid to partners                                    (8,782)       (7,054)      (8,222)
                                                                ___________________________________

Net cash used by financing activities                             (9,442)      (11,657)     (10,322)
                                                                ___________________________________


Increase/(decrease) in cash and cash equivalents                  (6,863)        9,415           15
Cash at beginning of year                                          9,432            17            2
                                                                ___________________________________

Cash and cash equivalents at end of year                        $  2,569      $  9,432     $     17
                                                                ___________________________________
Additional information:
     Cash paid for interest                                     $    244      $    510     $    858
                                                                ___________________________________


See notes to financial statements


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                              For the years ended December 31,
                                                    2002, 2001, and 2000
                                              General     Limited
(In thousands except per unit amounts)        Partner     Partners       Total
_______________________________________________________________________________

Balance, December 31, 1999                       553        54,794       55,347
Net Income - 2000                                 42         4,155        4,197
Distributions to partners declared
     ($1.80 per limited partnership unit)        (84)       (8,325)      (8,409)
_______________________________________________________________________________

Balance, December 31, 2000                       511        50,624       51,135
Net Income - 2001                                 16         1,607        1,623
Distributions to partners declared
     ($2.67 per limited partnership unit)       (125)      (12,348)     (12,474)
_______________________________________________________________________________

Balance, December 31, 2001                       402        39,883       40,285
Net Loss - 2002                                 (130)      (12,905)     (13,035)
Distributions to partners declared
     ($0.32 per limited partnership unit)        (15)       (1,480)      (1,495)
_______________________________________________________________________________

BALANCE, DECEMBER 31, 2002                     $ 257      $ 25,498     $ 25,755
_______________________________________________________________________________

See notes to financial statements


                          NOTES TO FINANCIAL STATEMENTS

ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION - Airlease Ltd., A California Limited Partnership (the "Partnership"), engages in the business of acquiring, either directly or through joint ventures, commercial jet aircraft, and leasing such aircraft or parts thereof to domestic and foreign airlines and freight carriers. The general partner of the Partnership (the "General Partner") is Airlease Management Services, Inc. From 1999 to June 2002, the General Partner was a wholly owned subsidiary of Banc of America Leasing and Capital, LLC, a Delaware limited liability company ("BALCAP"), in turn a wholly owned subsidiary of Bank of America National Assocation ("BANA"). In June 2002, BALCAP transferred its stock of the General Partner to BANA and the General Partner became a wholly owned subsidiary of BANA. BALCAP also holds 793,750 limited partnership units and United States Airlease Holding, Inc. ("Holding"), also a wholly owned subsidiary of BANA, holds 231,250 limited partnership units. An additional 3,600,000 units are publicly held.

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

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT is computed by dividing the net income/(loss) allocated to the Limited Partners by the weighted average units outstanding (4,625,000).

LONG LIVED ASSETS - The Partnership accounts for its long-lived assets, including Operating Leases and Aircraft Held for Lease, in accordance with Statement of Financial Accounting Standards ("SFAS") No 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS".

SFAS 144, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The statement's provisions supersede SFAS 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. SFAS 144 retains the requirements of SFAS 121 whereby an impairment loss is recognized in an amount equal to the difference between the carrying value and the fair value if the carrying value of an asset is not recoverable based on undiscounted future cash flows. (See Note 5).

2.    FINANCE LEASES

During 2002, the Partnership owned one aircraft, which was subject to a finance lease. The aircraft is leased to Federal Express Corporation (FedEx) under a 13-year finance lease which expires in 2006. In 2002, 2001, and 2000 this lease with FedEx resulted in finance lease income of $300,000, $346,000, and $389,000, respectively. As of December 31, 2002, this lease was the only finance lease on the Partnership's balance sheet.

The finance leases at December 31, 2002 and 2001, are summarized as follows (in thousands):

                                      2002            2001
                                    _______          _______

Receivable in installments          $ 4,582          $ 5,893
Residual valuation                    2,000            2,000
Unearned lease income                  (643)            (944)
                                    _______          _______
Net Investment                      $ 5,939          $ 6,949
                                    =======          =======

Residual valuation, which is reviewed annually, represents the estimated amount to be received from the disposition of aircraft after lease termination. If necessary, residual adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease.

Finance lease receivables at December 31, 2002 are due in installments of $1,310,000 in each year from 2003 through 2005, and $652,000 in 2006.

3.    OPERATING LEASES

During 2002, the Partnership had two aircraft that were subject to operating lease treatment. The two aircraft were leased to CSI Aviation Services, Inc.
(CSI) and generated $2,670,000 and $269,000 in operating lease rental income in 2002 and 2001, respectively. Future minimum rental payments amount under the leases with CSI is $280,000 for the period ending March 1, 2003.

The operating leases at December 31, 2002 and 2001 are summarized as follows (in thousands):

                                      2002            2001
                                    _______          _______

Leased aircraft (at cost)           $14,560          $14,560
Accumulated depreciation             (1,807)            (342)
                                    _______          _______
Net Investment                      $12,753          $14,218
                                    =======          =======

4.    NOTE RECEIVABLE

In November 2001, the Partnership accepted a note receivable of $606,231 from US Airways in exchange for past due rent obligations owed to the Partnership on two of the five leased aircraft. The note accrues interest at a rate of 7% and provides for twelve equal monthly payments beginning in January 2003. The note was recorded at fair market value determined by discounting the future cash flows. Rental income associated with this note was deferred and was to be recognized as the note was repaid. The entire note was written off, as a result of US Airways' bankruptcy filing, in August 2002 and the uncertainty of collection, resulting in a charge to bad debt expense of $34,000.

5.    AIRCRAFT HELD FOR LEASE

In October 2001, US Airways, Inc. returned five aircraft that had been on lease under a finance lease to the Partnership. Since their return from US Airways, two of these aircraft were re-leased under two operating lease agreements to another lessee prior to December 31, 2001, and are included in the Operating Leases-net in the accompanying balance sheet as of December 31, 2002. The other three aircraft had not been re-leased by the Partnership as of December 31, 2002 and the Partnership is marketing them for re-lease. These aircraft are classified as held for lease at December 31, 2002. The aircraft are being depreciated while held in inventory. In the third quarter of 2002, the three off-lease MD-81 aircraft were considered impaired as defined by SFAS No. 144 as a result of the Partnership's continued inability to lease these aircraft and the decline in projected rental rates for this type of aircraft. In the third quarter of 2002, the Partnership recorded an impairment charge of approximately $3,695,000 per aircraft. Values of the aircraft were determined by discounting the estimated future cash flows.

                                     2002             2001
                                    _______          _______

Leased aircraft (at cost)           $21,840          $21,840
Impairment charges                  (11,086)               0
Accumulated depreciation             (2,254)            (514)
                                    _______          _______
Net Investment                      $ 8,500          $21,326
                                    =======          =======


6.    LONG-TERM NOTE PAYABLE

As of December 31, 2002 and 2001, the Partnership had one long-term note payable, a 7.4% non-recourse loan facility collateralized by the aircraft leased to FedEx, due in semi-annual installments of principle and interest of $451,000 through April 2006. At December 31, 2002 and 2001, $2,729,000 and $3,389,000,
were outstanding, respectively.

Based upon amounts outstanding at December 31, 2002, the minimum future principal payments on the outstanding fixed-rate long-term note payable are due as follows (in thousands):

             2003                   $   710
             2004                       764
             2005                       822
             2006                       433
                                    _______
             Total Long Term Debt   $ 2,729
                                    =======


7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents carrying amounts and fair values of the Partnership's financial instruments at December 31, 2002 and 2001. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.



                                  2002             2002                 2001                 2001
(In thousands)              Carrying Amount     Fair Value     Carrying Amount Amount     Fair Value
                            _______________     __________     ______________________     __________

Long-term notes payable

Long-term debt (Note 5)
               (Note 6)          $2,729           $2,762              $3,389                $3,543


The carrying amounts presented in the table are included in the balance sheets under the indicated captions.

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

Amounts earned by the general partner and affiliates for the years ended December 31, 2002, 2001, and 2000, were as follows (in thousands):

                                     2002             2001           2000
                                     ____             ____           ____

Management fees                      $303             $481           $551
Disposition and remarketing fees       52              503             52
Reimbursement of other costs           79               79             79
Reimbursement of interest costs         2               10              8
                                     ____           ______           ____
TOTAL                                $436           $1,073           $690
                                     ====           ======           ====

The General Partner was allocated its 1% share of the Partnership net income/(loss) and cash distributions. Holding and BALCAP, each a limited partner and an affiliate of the General Partner, were also allocated their share of income/(loss) and cash distributions. As of December 31, 2002 and 2001, the Partnership had accounts payable to the General Partner or its affiliates of approximately $170,000 and $324,000 respetively.

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

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per unit amounts):



2002                                       MARCH 31          JUNE 30          SEPT. 30         DEC. 31
____                                     _____________     ____________     ____________     ___________

Total Revenues                                  $  859           $  833         $    833          $  502
Net Income/(Loss)                               $ (422)          $ (337)        $(11,567)         $ (709)
Net Income/(Loss) Per Limited
  Partnership Unit                              $(0.09)          $(0.07)        $  (2.48)         $(0.15)
Unit Trading Data:
Unit Prices (high-low) on NYSE/OTCBB       $6.60-$4.95      $5.99-$3.03      $3.30-$1.50     $1.25-$0.61
Unit Trading Volumes on NYSE/OTCBB                 378              361              438             678

2001                                       MARCH 31          JUNE 30          SEPT. 30         DEC. 31
____                                     _____________     ____________     ____________     ___________

Total Revenues                                $  1,550          $ 1,490          $ 1,428         $ 1,599
Net Income/(Loss)                             $    923          $   746          $   735         $  (781)
Net Income/(Loss) Per Limited
  Partnership Unit                            $   0.20          $  0.16          $  0.16         $ (0.17)
Unit Trading Data:
Unit Prices (high-low) on NYSE           $13.05-$11.56     $11.89-$8.75     $10.35-$4.26     $8.85-$5.30
Unit Trading Volumes on NYSE                       409              630              573             640


                                INDEX TO EXHIBITS

Exhibit No.       Description

   99.1           Certification of Chief Executive Officer
   99.2           Certification of Chief Financial Officer