Form 10QSB
period 2003-03-31
AIRLEASE LTD
filed 2003-05-13
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   Form 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                          Commission file number 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


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


                                 (415) 765-1814
                ________________________________________________
                (Issuer's telephone number, including area code)

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                                    I N D E X


                                                                        Page No.

Part I -  Financial Information:

             Item 1.  Financial Statements

                      Balance Sheets --
                        March 31, 2003 and December 31, 2002...................3

                      Statements of Operations --
                        Three months ended March 31, 2003 and 2002.............4

                      Statements of Cash Flows
                        Three months ended March 31, 2003 and 2002.............5

                      Notes to Financial Statements............................6

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations............8

             Item 3.  Controls and Procedures..................................9

Part II - Other Information:

             Item 6.  Exhibits and Reports on Form 8-K........................10
                      Signatures..............................................11
                      Certifications..........................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                      March 31,
                                                        2003        December 31,
(In thousands except unit data)                      (Unaudited)        2002 *
________________________________________________________________________________

ASSETS

Cash and cash equivalents                             $  2,542         $  2,569
Finance leases - net                                     6,007            5,939
Operating leases - net                                  12,315           12,753
Aircraft held for lease                                                   8,300
8,500
Prepaid expenses and other assets                           48               50
                                                      ________         ________
          Total assets                                $ 29,212         $ 29,811
                                                      ========         ========
LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                      $    234         $    234
Accounts payable and accrued liabilities                   259              345
Maintenance reserves                                       898              748
Taxes payable                                               29                0
Long-term notes payable                                  2,729            2,729
                                                      ________         ________
          Total liabilities                              4,149            4,056
                                                      ________         ________
COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)          24,812           25,497
General partner (46,717 units outstanding)                 251              258
                                                      ________         ________
          Total partners' equity                        25,063           25,755
                                                      ________         ________
          Total liabilities and partners' equity      $ 29,212         $ 29,811
                                                      ========         ========


See accompanying notes to the financial statements

* The amounts are derived from the December 31, 2002, audited financial statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS



                                                 Three Months Ended
(Unaudited; in thousands                              March 31,
except per unit amounts)                         2003          2002
_____________________________________________________________________

REVENUES

Finance lease income                            $    69       $    80
Operating lease rentals                             400           750
Other income                                          7            29
                                                _______       _______
          Total revenues                            476           859
                                                _______       _______

EXPENSES

Interest                                             53            54
Depreciation                                        638           856
Management fee - general partner                     67            97
Investor reporting                                   85           112
General and administrative                           29            29
Aircraft maintenance and refurbishing                33            91
Tax on gross income                                  29            42
                                                _______       _______
          Total expenses                            934         1,281
                                                _______       _______

Net loss                                        $  (458)      $  (422)
                                                =======       =======
Net loss Allocated To:

General Partner                                 $    (4)      $    (4)
                                                =======       =======
Limited Partners                                $  (454)      $  (418)
                                                =======       =======
Net loss per limited partnership unit           $ (0.10)      $ (0.09)
                                                =======       =======


See accompanying notes to the financials statements



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                                      March 31,
(Unaudited; in thousands)                                         2003         2002
_____________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $  (458)     $  (422)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation                                                         638          856
Decrease in accounts payable and accrued liabilities                 (87)        (464)
Increase in maintenance reserves                                     150          308
Increase/(decrease) in taxes payable                                  29         (166)
Decrease in prepaid expenses and other assets                          3            3
                                                                 _______      _______
  Net cash provided by operating activities                          275          115
                                                                 _______      _______
CASH FLOWS FROM INVESTING ACTIVITIES

Decrease in operating lease rents receivable                           0          177
Earned finance lease in excess of rental receipts                    (68)         (80)
                                                                 _______      _______
  Net cash (used in)/provided by investing activities                (68)          97
                                                                 _______      _______
CASH FLOWS FROM FINANCING ACTIVITIES

Distributions paid to partners                                      (234)      (7,521)
                                                                 _______      _______
  Net cash and cash equivalents used in financing activities        (234)      (7,521)
                                                                 _______      _______
Decrease in cash and cash equivalents                                (27)      (7,309)
Cash and cash equivalents at beginning of period                   2,569        9,432
                                                                 _______      _______
Cash at end of period                                            $ 2,542      $ 2,123
                                                                 =======      =======

ADDITIONAL INFORMATION

Interest paid                                                    $     2      $     1
                                                                 =======      =======


See accompanying notes to the financials statements


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS



SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements of Airlease Ltd., A California Limited Partnership (the Partnership) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of the Partnership, necessary to fairly state the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 2002, balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 2002, but does not include all disclosures required by generally accepted accounting principles. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 2002.

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

MAINTENANCE RESERVES - On certain operating leases the Partnership requires the lessees to pay aircraft maintenance reserves. The reserves will be applied toward the aircraft's future maintenance requirements. Reserves are collected for engines, airframe, and other aircraft components. The amount of the reserves is based on flight hours.

LONG LIVED ASSETS IMPAIRMENT - The Partnership accounts for its long-lived assets, including Operating Leases and Aircraft Held for Lease, in accordance with Statement of Financial Accounting Standards ("SFAS") No 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

SFAS 144, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. Under SFAS 144, an impairment loss is recognized in an amount equal to the difference between the carrying value and the fair value if the carrying value of an asset is not recoverable based on undiscounted future cash flows.

The market conditions for aircraft leasing continue to be weak, as the supply of aircraft exceeds demand. Consequently, the Partnership continues to experience significant competitive pressure in leasing the three aircraft currently off lease, and management is not able to predict when the aircraft may be leased again or the terms of any such future leasing. Nevertheless, management has prepared an impairment evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and does not believe an impairment charge is required as of March 31, 2003, because the anticipated future cash flows from leasing and ultimately selling the aircraft are expected to exceed net book value. Further, given the difficulties the Partnership has encountered in marketing the aircraft for lease, management may in the future conclude that it is in the Partnership's best interest to sell the aircraft. However, no formal plan of disposal has been recommended to or approved by the Board of Directors. Based on current market conditions, if the aircraft are sold, it is likely that the sale proceeds would be less than book value and that the Partnership would suffer a loss on sale.

In addition, the two aircraft on lease to CSI are leased on a month-to-month basis. Management is not able to predict when these leases will terminate, or, if they are terminated, when the aircraft may be leased again. If the leases with CSI were to terminate, management's best estimate is that the Partnership would be able to recover net book value through a combination of lease rentals and sales proceeds, however, if the Partnership's assumptions regarding renewal lease rates and terms are not realized, the Partnership could record an impairment charge with respect to these aircraft.

NET LOSS PER LIMITED PARTNERSHIP UNIT - Net loss per limited partnership unit is computed by dividing the net loss allocated to the Limited Partners by the weighted average limited partner units outstanding (4,625,000).

RECLASSIFICATION - Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Partnership presently has one long-term debt facility. At March 31, 2003, the 7.4% non-recourse note collateralized by one aircraft leased to FedEx corporation ("FedEx" had an outstanding balance of $2.7 million. The facility matures in April 2006.

At March 31, 2003, long-term borrowings of $2.7 million represented 2.6% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost.

The cash distribution paid in the first three months of 2003 was $0.05 per limited partnership unit, representing the regular fourth quarter 2002 distribution.

In March 2003, the Partnership declared a first-quarter 2003 cash distribution of $0.05 per unit totaling approximately $234,000 payable on May 15, 2003 to unitholders of record on March 31, 2003. As a result of this distribution, and the Partnership loss for the first quarter of 2003, Partnership equity declined to $25.1 million at March 31, 2003 from $25.8 million at December 31, 2002, and limited partner equity per unit declined to $5.36 from $5.51. The 2003 first quarter cash distribution constitutes a return of capital. The 2002 first-quarter cash distribution was $0.11 per unit.

RESULTS OF OPERATIONS

The Partnership reported a loss of $458,000 in the first quarter ended March 31, 2003, compared with last year's first quarter loss of $422,000. Revenues for the first quarter of 2003 were $476,000, compared with last year's first quarter revenues of $859,000.

The revenue reductions are primarily due to lower operating lease rental income associated with the two aircraft on lease to CSI Aviation Services, Inc. ("CSI"), as the leases were extended in the fourth quarter of 2002 at a reduced monthly rental rate that reflects current market conditions; and the scheduled decline in finance lease income in 2003 associated with the aircraft leased to FedEx.

Expenses for the first three months of 2003 were $934,000, a decrease of $347,000 from $1,281,000 for the comparable 2002 period. The decrease in expenses is primarily due to lower depreciation expenses as a result of a smaller depreciable base associated with the three off-lease aircraft. The depreciable base of the three off-lease aircraft was reduced in the third quarter of 2002 as a result of an impairment charge of approximately $11.1 million that reduced the value of the aircraft. In addition, management fees and taxes were lower due to a smaller asset base and lower revenues.

PORTFOLIO MATTERS

At March 31, 2003, the Partnership's portfolio consisted of six Stage-III commercial aircraft. Two are leased to CSI, one to FedEx, and three are off-lease.

The leases of the two aircraft leased to CSI were due to expire on March 1, 2003. CSI and the Partnership entered into a new agreement extending the leases on a month-to-month basis at a monthly rate of $60,000 per aircraft.

The Partnership also leases a 727-200 FH aircraft to FedEx. This lease is scheduled to terminate in 2006.

OUTLOOK
The market conditions for aircraft leasing continue to be weak, as the supply of aircraft exceeds demand. Consequently, the Partnership continues to experience significant competitive pressure in leasing the three aircraft currently off lease, and management is not able to predict when the aircraft may be leased again or the terms of any such future leasing. Nevertheless, management has prepared an impairment evaluation in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and does not believe an impairment charge is required as of March 31, 2003, because the anticipated future cash flows from leasing and ultimately selling the aircraft are expected to exceed net book value. Further, given the difficulties the Partnership has encountered in marketing the aircraft for lease, management may in the future conclude that it is in the Partnership's best interest to sell the aircraft. However, no formal plan of disposal has been recommended to or approved by the Board of Directors. Based on current market conditions, if the aircraft are sold, it is likely that the sale proceeds would be less than book value and that the Partnership would suffer a loss on sale.

In addition, the two aircraft on lease to CSI are leased on a month-to-month basis. Management is not able to predict when these leases will terminate, or, if they are terminated, when the aircraft may be leased again. If the leases with CSI were to terminate, management's best estimate is that the Partnership would be able to recover net book value through a combination of lease rentals and sales proceeds, however, if the Partnership's assumptions regarding renewal lease rates and terms are not realized, the Partnership could record an impairment charge with respect to these aircraft.

SAFE HARBOR  STATEMENT  UNDER THE PRIVATE  SECURITIES  LITIGATION  REFORM ACT OF
1995:

The Partnership has included in this quarterly report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Partnership's business, operations and financial condition. The words or phrases "can be", "may affect", "may depend", "expect", "believe", "anticipate", "intend", "will", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Partnership cautions you that any forward-looking information provided by or on behalf of the Partnership is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Partnership's control, in addition to those discussed in the Partnership's public filings and press releases, including (i) changes in the aircraft or aircraft leasing market, (ii) economic downturn in the airline industry, (iii) default by lessees under leases causing the Partnership to incur uncontemplated expenses or not to receive rental income as and when expected,
(iv) the impact of the events of September 11, 2001, additional terrorist threats or attacks, and war or other military involvement by the U.S. or others in Iraq or other regions, on the aircraft or aircraft leasing market and on the airline industry, (v) changes in interest rates and (vi) legislative or regulatory changes that adversely affect the value of aircraft. All such forward-looking statements are current only as of the date on which such statements were made. The Partnership does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

ITEM 3.   CONTROLS AND PROCEDURES

         (a) The Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, after evaluating the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report, have concluded that the Partnership's disclosure of the controls and procedures are effective to ensure that information required to be disclosed by the Partnership in this quarterly report is accumulated and communicated to the Partnership's management to allow timely decisions regarding required disclosure.

         (b) No significant changes were made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

               Exhibits:

                  (a) 10.57 Lease Supplement Number Three dated April 9, 2003, among Wachovia Bank, National Association, as successor to First Union National Bank, not in its individual capacity but solely as Trustee, the Partnership and CSI Aviation Services, Inc.

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



                                         AIRLEASE LTD., A CALIFORNIA LIMITED
                                         PARTNERSHIP

                                         By:  Airlease Management Services, Inc.
                                              General Partner



May 12, 2003                             By:  /s/ DAVID B. GEBLER
Date                                          _________________________________
                                              David B. Gebler
                                              Chairman, Chief Executive Officer
                                              and President



May 12, 2003                             By:  /s/ ROBERT A. KEYES
Date                                          _______________________
                                              Robert A. Keyes
                                              Chief Financial Officer

                                 CERTIFICATIONS


I, David B. Gebler, Chairman, Chief Executive Officer and President of Airlease Management Services, Inc., the General Partner of Airlease Ltd., A California Limited Partnership, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Airlease Ltd., A California Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 12, 2003                        /s/ DAVID B. GEBLER
                                           _____________________________________
                                           David B. Gebler
                                           Chairman, Chief Executive Officer and
                                           President

I, Robert A. Keyes, Chief Financial Officer of Airlease Management Services, Inc., the General Partner of Airlease Ltd., A California Limited Partnership, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Airlease Ltd., A California Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 12, 2003                                      /s/ ROBERT A. KEYES
                                                         _______________________
                                                         Robert A. Keyes
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit Number      Description

10.57 Lease Supplement Number Three dated April 9, 2003, among Wachovia Bank, National Association, as successor to First Union National Bank, not in its individual capacity but solely as Trustee, the Partnership and CSI Aviation Services, Inc.

99.1                Certification of Chief Executive Officer

99.2                Certification of Chief Financial Officer