Form 10QSB
period 2003-06-30
AIRLEASE LTD
filed 2003-08-13
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   Form 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

                       Balance Sheets --
                         June 30, 2003 and December 31, 2002..................3

                       Statements of Operations --
                         Three and six months ended June 30, 2003 and 2002....4

                       Statements of Cash Flows
                         Six months ended June 30, 2003 and 2002..............5

                       Notes to Condensed Financial Statements................6

            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........8

            Item 3.    Controls and Procedures................................9

Part II - Other Information:

            Item 6.    Exhibits and Reports on Form 8-K......................10
                       Signatures............................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                        JUNE 30,
                                                          2003           DECEMBER 31,
(IN THOUSANDS EXCEPT UNIT DATA)                        (UNAUDITED)          2002*
_____________________________________________________________________________________

ASSETS

Cash and cash equivalents                                $ 2,837         $ 2,569
Finance leases - net                                       5,419           5,939
Operating leases - net                                     8,726          12,753
Aircraft held for lease                                                    3,600
8,500
Prepaid expenses and other assets                             39              50
                                                         _______         _______

          Total assets                                   $20,621         $29,811
                                                         =======         =======

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                         $   234         $   234
Accounts payable and accrued liabilities                     245             345
Maintenance reserves                                       1,118             748
Taxes payable                                                  0               0
Long-term notes payable                                    2,381           2,729
                                                         _______         _______

          Total liabilities                                3,978           4,056
                                                         _______         _______

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)            16,477          25,498
General partner (46,717 units outstanding)                   166             257
                                                         _______         _______

          Total partners' equity                          16,643          25,755
                                                         _______         _______

          Total liabilities and partners' equity         $20,621         $29,811
                                                         =======         =======


See accompanying notes to the condensed financial statements

* The amounts are derived from the December 31, 2002, audited financial statements




                                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                                           STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
(UNAUDITED; IN THOUSANDS                             JUNE 30,                     JUNE 30,
_________________________________________________________________________________________________
EXCEPT PER UNIT AMOUNTS)                         2003           2002          2003          2002

REVENUES

Finance lease income                           $     63       $    75       $   132        $  155
Operating lease rentals                             360           750           760         1,500
Other income                                         10             8            17            37
                                               ________       _______       _______        ______

          Total revenues                            433           833           909         1,692
                                               ________       _______       _______        ______


EXPENSES

Interest                                             48            60           101           115
Depreciation                                        637           856         1,275         1,712
Management fee - general partner                     65            96           132           193
Investor reporting                                   86            86           171           197
General and administrative                           35            55            64            84
Tax on gross income                                  30            42            59            85
Impairment charge on aircraft                     7,652             0         7,652             0
Aircraft maintenance and refurbishing                66           (26)           99            65
                                               ________       _______       _______        ______

          Total expenses                          8,619         1,170         9,553         2,451
                                               ________       _______       _______        ______


Net Loss                                       $ (8,186)      $  (337)      $(8,644)       $(759)
                                               ========       =======       =======        ======

Net Loss Allocated To:

General Partner                                $    (82)      $    (4)      $   (86)       $   (8)
                                               ========       =======       =======        ======

Limited Partners                               $ (8,104)      $  (333)      $(8,558)       $ (751)
                                               ========       =======       =======        ======

Net Loss Per Limited
 Partnership Unit                              $ (1.75)       $(0.07)       $ (1.85)       $(0.16)
                                               ========       =======       =======        ======


See accompanying notes to the condensed financials statements




                                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                                           STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
(UNAUDITED; IN THOUSANDS)                                          2003              2002
___________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (8,644)         $   (758)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Impairment charge on aircraft                                       7,652                 0
Depreciation                                                        1,275             1,712
Decrease in accounts payable and accrued liabilities                 (100)             (321)
Increase in maintenance reserves                                      370               444
Increase/(decrease) in taxes payable                                    0              (139)
Decrease/(increase) in prepaid expenses and other assets               11               (26)
                                                                 ________          ________
  Net cash provided by operating activities                           564               912
                                                                 ________          ________

CASH FLOWS FROM INVESTING ACTIVITIES

Rental receipts in excess of finance lease income                     520               500
                                                                 ________          ________

  Net cash provided by investing activities                           520               500
                                                                 ________          ________

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term notes payable                                 (348)             (324)
Distributions paid to partners                                       (468)           (8,035)
                                                                 ________          ________

  Net cash used in financing activities                              (817)           (8,359)
                                                                 ________          ________

Increase/(decrease) in cash and cash equivalents                      268            (6,947)
Cash and cash equivalents at beginning of period                    2,569             9,432
                                                                 ________          ________

Cash and cash equivalent at end of period                        $  2,837          $  2,485
                                                                 ========          ========


ADDITIONAL INFORMATION

Interest paid                                                    $    104          $    128
                                                                 ========          ========


See accompanying notes to the condensed financials statements


                                AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                                    NOTES CONDENSED TO FINANCIAL STATEMENTS



SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements of Airlease Ltd., A California Limited Partnership (the Partnership) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of the Partnership, necessary to fairly state the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 2002, balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-K for the year ended December 31, 2002. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 2002.

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

OPERATING LEASES - Leases that do not meet the criteria for finance leases are accounted for as operating leases. The Partnership's undivided interests in aircraft subject to operating leases are recorded at carrying value of the aircraft at lease inception, less any impairment charges. Aircraft are depreciated over the related lease terms, generally five to nine years on a straight-line basis to an estimated salvage value, or over their estimated useful lives for aircraft held for lease, on a straight-line basis to an estimated salvage value.

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

SFAS No. 144, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. Under SFAS No. 144, an impairment loss is recognized in an amount equal to the difference between the carrying value and the fair value if the carrying value of an asset is not recoverable based on undiscounted future cash flows.

On July 7, 2003, the Board of Directors of the General Partner of the Partnership approved a plan to sell the three off-lease MD-81 aircraft. The Partnership signed a purchase agreement with OLSF, LLC ("OLSF") to sell the three aircraft in intervals of 120 days, with the first aircraft being delivered on August 12, 2003. The purchase price per aircraft is $1,200,000. As a result of the contractual sale of the aircraft being lower than its book value, the aircraft were written-down in the second quarter of 2003. The amount of the write-down per aircraft of $1,500,000 was equal to the difference between the carrying book value of $2,700,000 and the sale amount of $1,200,000.

In the second quarter of 2003, management prepared an impairment evaluation on the two MD-82 aircraft currently on lease to CSI Aviation Services, Inc. on month-to-month basis. The evaluation indicated that the aircraft were impaired as defined by SFAS No. 144, and an impairment charge of $1,576,000 per aircraft was recorded. The new book value per aircraft after the impairment charge is $4,363,000. The fair values of these two MD-82 aircraft were determined by discounting the estimated future cash flows from leasing activities.

In addition, the two aircraft on lease to CSI are leased on a month-to-month basis. Management is not able to predict when these leases will terminate, or, if they are terminated, when the aircraft may be leased again. If the leases with CSI were to terminate, management's best estimate is that the Partnership would be able to recover the net book value through a combination of lease rentals and sales proceeds over the life of the aircraft, however, if the Partnership's assumptions regarding renewal lease rates and terms are not realized, the Partnership could record additional impairment charges with respect to these aircraft.

NET LOSS PER LIMITED PARTNERSHIP UNIT - Net loss per limited partnership unit is computed by dividing the net loss allocated to the Limited Partners by the weighted average limited partner units outstanding (4,625,000).

RECLASSIFICATION - Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

CASH DISTRIBUTIONS - In June 2003, the Partnership declared a second-quarter 2003 cash distribution of $0.05 per unit totaling approximately $234,000 payable on August 15, 2003 to unitholders of record on June 30, 2003. As a result of this distribution and the first-quarter 2003 distribution, and the Partnership loss in the first and second quarters of 2003, Partnership equity declined to $16.6 million at June 30, 2003 from $25.8 million at December 31, 2002, and limited partner equity per unit declined to $3.56 from $5.51. The 2003 second-quarter cash distribution constitutes a return of capital. The 2002 second-quarter cash distribution was $0.11 per unit.

The cash distributions paid in the first six months of 2003 totaled $468,000, or $0.10 per limited partnership unit, representing the regular fourth quarter 2002, and the first quarter 2003, distributions.

SUBSEQUENT EVENT - On August 12, 2003, the Partnership entered into an agreement with OLSF, LLC to sell the three off-lease MD-81 aircraft in intervals of 120 days. The first aircraft was sold and delivered on August 12, 2003. Subject to satisfaction of customary closing conditions, the second aircraft is to be sold and delivered 120 days thereafter, and the third aircraft is to be sold and delivered 120 days after the sale and delivery of the second aircraft, unless OLSF exercises an option to purchase either aircraft prior to that date or OLSF and the Partnership mutually agree to a different date. The purchase price per aircraft is $1,200,000, which is equal to the carrying book value for the aircraft after giving effect to the impairment charges. The obligations of OLSF to purchase the aircraft are guaranteed by GA Telesis Turbine Technologies, LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Partnership presently has one long-term debt facility. At June 30, 2003, the 7.4% non-recourse note collateralized by one aircraft leased to FedEx corporation ("Fed Ex"), had an outstanding balance of $2.4 million. This outstanding balance is 2.25% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost. The lease and debt facility mature in April 2006.

In June 2003, the Partnership declared a second-quarter 2003 cash distribution of $0.05 per unit totaling approximately $234,000 payable on August 15, 2003 to unitholders of record on June 30, 2003. As a result of this distribution and the first-quarter 2003 distribution, and the Partnership loss in the first and second quarters of 2003, Partnership equity declined to $16.6 million at June 30, 2003 from $25.8 million at December 31, 2002, and limited partner equity per unit declined to $3.57 from $5.51. The 2003 second-quarter cash distribution constitutes a return of capital. The 2002 second-quarter cash distribution was $0.11 per unit.

The cash distributions paid in the first six months of 2003 totaled $468,000, or $0.10 per limited partnership unit, representing the regular fourth quarter 2002, and first quarter 2003, distributions.

PORTFOLIO MATTERS

At June 30, 2003, the Partnership's portfolio consisted of six Stage-III commercial aircraft. Two were leased to CSI, one was leased to FedEx, and three were off-lease.

The leases of the two aircraft leased to CSI were due to expire on March 1, 2003. CSI and the Partnership entered into a new agreement extending the leases on a month-to-month basis at a monthly rate of $60,000 per aircraft. The Partnership continues to actively search for new potential lessees for these two aircraft.

The lease for a 727-200 FH aircraft to FedEx is scheduled to terminate in 2006.

RESULTS OF OPERATIONS

The Partnership reported a loss of $8,186,000 in the second quarter ended June 30, 2003, compared with last year's second quarter loss of $337,000. Revenues for the 2003 second quarter were $433,000, compared with last year's second quarter revenues of $833,000. Net loss for the first six months of 2003 was $8,644,000, compared with a net loss of $758,000 for the first six months of 2002. Revenues for the six-month period of 2003 were $909,000, compared with $1,692,000 for the first six months of 2002.

The decline in earnings in the first half of 2003 results primarily from an increase in expenses, primarily due to aircraft impairment charges, and from the reduced revenues.

The revenue reductions are primarily due to lower operating lease rental income associated with the two aircraft on lease to CSI Aviation Services, Inc. ("CSI"), and the scheduled decline in finance lease income in 2003 associated with the aircraft leased to FedEx. The lease terms for the CSI leases were extended in the fourth quarter of 2002 and again in the first quarter of 2003, each time at a reduced monthly rental rate that reflects current market conditions. The FedEx aircraft lease had a scheduled decline in finance lease income of $23,000 in the first six months of 2003 as compared with the first six months of 2002.

Expenses for the first six months of 2003 were $9,553,000, an increase of $7,102,000 from $2,451,000 for the comparable 2002 period. The increase in expenses is primarily due to aircraft impairment charges in the second quarter of 2003 of $7,652,000. During the 2003 second quarter, the General Partner evaluated the carrying values of the three off-lease aircraft and the two aircraft on lease to CSI under SFAS No. 144 and determined that these five aircraft were impaired. Accordingly, the carrying values were adjusted to estimated fair values. The increase in expenses was partially offset by lower interest expense in the first six months of 2003 as a result of the reduction in the Partnership's debt balances, and by lower management fees and taxes due to a smaller asset base and lower revenues.

SUBSEQUENT EVENT:

On August 12, 2003, the Partnership entered into an agreement with OLSF, LLC to sell the three off-lease MD-81 aircraft in intervals of 120 days. The first aircraft was sold and delivered on August 12, 2003. Subject to satisfaction of customary closing conditions, the second aircraft is to be sold and delivered 120 days thereafter, and the third aircraft is to be sold and delivered 120 days after the sale and delivery of the second aircraft, unless OLSF exercises an option to purchase either aircraft prior to that date or OLSF and the Partnership mutually agree to a different date. The purchase price per aircraft is $1,200,000, which is equal to the carrying book value for the aircraft after giving effect to the impairment charges. The obligations of OLSF to purchase the aircraft are guaranteed by GA Telesis Turbine Technologies, LLC.


OUTLOOK

The market conditions for aircraft leasing continue to be weak, as the supply of aircraft exceeds demand.

The two aircraft on lease to CSI are leased on a month-to-month basis. Management is not able to predict when these leases will terminate, or, if they are terminated, when the aircraft may be leased again. If the leases with CSI were to terminate, management's best estimate is that the Partnership would be able to recover net book value through a combination of lease rentals and sales proceeds; however, if the Partnership's assumptions regarding renewal lease rates and terms are not realized, the Partnership could record additional impairment charges with respect to these aircraft.

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

ITEM 3. CONTROLS AND PROCEDURES

     (a) The Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, after evaluating the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this quarter report, have concluded that the Partnership's disclosure of the controls and procedures are effective to ensure that information required to be disclosed by the Partnership in this quarterly report is accumulated and communicated to the Partnership's management to allow timely decisions regarding required disclosure.

     (b) No change was made in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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



                                         AIRLEASE LTD., A CALIFORNIA LIMITED
                                         PARTNERSHIP



                                         By:  Airlease Management Services, Inc.
                                              General Partner


AUGUST 13, 2003                          By:
_______________                             ___________________________________
Date
                                              David B. Gebler
                                              Chairman, Chief Executive Officer
                                              and President


AUGUST 13, 2003                          By:
_______________                             ___________________________________
Date
                                              Robert A. Keyes
                                              Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Number      Description
______________      ___________

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002