Form 10QSB
period 2003-09-30
AIRLEASE LTD
filed 2003-11-06
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                                   Form 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 2003


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


                                    I N D E X


                                                                        Page No.

Part I -  Financial Information:

             Item 1.     Condensed Financial Statements (Unaudited)

                         Condensed Balance Sheets --
                           September 30, 2003 and December 31, 2002.........3

                         Condensed Statements of Operations --
                           Three and nine months ended September 30,
                           2003 and 2002....................................4

                         Condensed Statements of Changes of Partners'
                           Equity Accounts Nine months ended September
                           30, 2003 and 2002................................5

                         Condensed Statements of Cash Flows
                           Nine months ended September 30, 2003
                           and 2002.........................................6

                         Notes to Condensed Financial Statements............7

             Item 2.     Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations........................................10

             Item 3.     Controls and Procedures...........................12

Part II - Other Information:

             Item 1.     Legal Proceedings.................................13

             Item 6.     Exhibits and Reports on Form 8-K..................13
                         Signatures........................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                   September 30,
                                                       2003         December 31,
(In thousands except unit data)                     (Unaudited)        2002*
________________________________________________________________________________

ASSETS

Cash and cash equivalents                            $  5,543         $  2,569
Finance leases - net                                    5,482            5,939
Operating leases - net                                  8,345           12,753
Aircraft held for sale                                  1,200                -
Aircraft held for lease                                     -            8,500
Prepaid expenses and other assets                          36               50
                                                     ________         ________
          Total assets                               $ 20,606         $ 29,811
                                                     ========         ========
LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                     $  1,448         $    234
Accounts payable and accrued liabilities                  431              345
Sale deposit                                              200                -
Maintenance reserves                                    1,321              748
Long-term notes payable                                 2,381            2,729
                                                     ________         ________
          Total liabilities                             5,781            4,056
                                                     ________         ________
COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)         14,677           25,498
General partner (46,717 units outstanding)                148              257
                                                     ________         ________
          Total partners' equity                       14,825           25,755
                                                     ________         ________
          Total liabilities and partners' equity     $ 20,606         $ 29,811
                                                     ========         ========


See accompanying notes to the condensed financial statements

*The amounts are derived from the December 31, 2002, audited financial statements



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

 (Unaudited; in thousands                  Three Months Ended      Nine Months Ended
except per unit amounts)                      September 30,          September 30,
                                             2003        2002       2003       2002
_____________________________________________________________________________________

REVENUES

Finance lease income                      $    63    $     75     $   195    $    230
Operating lease rentals                       330         750       1,090       2,250
Other income                                    6           8          23          45

          Total revenues                      399         833       1,308       2,525
                                          _______    ________     _______    ________

EXPENSES

Interest                                       47          60         148         175
Depreciation                                  381         856       1,656       2,568
Management fee - general partner               49          94         181         287
Investor reporting                             94          92         265         289
General and administrative                     35         110          99         194
Tax on gross income                            79          42         138         127
Bad debt expense                                -          34           -          34
Impairment charge on aircraft                   -      11,086       7,652      11,086
Aircraft maintenance and refurbishing          85          26         184          91
                                          _______    ________     _______    ________
          Total expenses                      770      12,400      10,323      14,851
                                          _______    ________     _______    ________

Net Loss                                  $  (371)   $(11,567)    $(9,015)   $(12,326)
                                          =======    ========     =======    ========
Net Loss Allocated To:

General Partner                           $    (4)   $   (116)    $   (90)   $   (123)
                                          =======    ========     =======    ========
Limited Partners                          $  (367)   $(11,451)    $(8,925)   $(12,203)
                                          =======    ========     =======    ========
Net Loss Per Limited
 Partnership Unit                         $ (0.08)   $  (2.48)    $ (1.93)   $  (2.64)
                                          =======    ========     =======    ========
Cash distributions declared
Per partnership unit                      $  0.31    $   0.05     $  0.41    $   0.27
                                          =======    ========     =======    ========


See accompanying notes to the condensed financials statements


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


               STATEMENTS OF CHANGES IN PARTNERS' EQUITY ACCOUNTS

                      Nine Months Ended September 30, 2003


                                  General      Limited       Total
(Unaudited; in thousands)         Partner      Partners      Partnership
________________________________________________________________________

Balance, January 1, 2002          $   402      $ 39,883       $ 40,285

Net Loss                             (123)      (12,203)       (12,326)

Declared Distributions                (12)       (1,249)        (1,261)
                                  _______      ________       ________
Balance, September 30, 2002       $   267      $ 26,431       $ 26,698
                                  =======      ========       ========


Balance, January 1, 2003          $   257      $ 25,498       $ 25,755

Net Loss                              (90)       (8,925)        (9,015)

Declared Distributions                (19)       (1,896)        (1,915)
                                  _______      ________       ________
Balance, September 30, 2003       $   148      $ 14,677       $ 14,825
                                  =======      ========       ========


See accompanying notes to the condensed financial statements



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                             September 30,
(Unaudited; in thousands)                                                 2003          2002
_______________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (9,015)     $ (12,326)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Impairment charge on aircraft                                              7,652         11,086
Depreciation                                                               1,656          2,568
Bad Debt Expense                                                               -             34
Changes in assets and liabilities:
    Increase (decrease) in accounts payable and accrued liabilities           86           (243)
    Increase in sale deposit                                                 200              -
    Increase in maintenance reserves                                         573            608
    Increase (decrease) in taxes payable                                       -           (132)
    Decrease (increase) in prepaid expenses and other assets                  14             (6)
                                                                        ________      _________
Net cash provided by operating activities                                  1,166          1,589
                                                                        ________      _________
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of equipment                                            2,400              -
Rental receipts in excess of finance lease income                            457            425
                                                                        ________      _________
  Net cash provided by investing activities                                2,857            425
                                                                        ________      _________
CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term notes payable                                        (348)          (324)
Distributions paid to partners                                              (701)        (8,548)
                                                                        ________      _________
  Net cash used in financing activities                                   (1,049)        (8,872)
                                                                        ________      _________
Increase (decrease) in cash and cash equivalents                           2,974         (6,858)
Cash and cash equivalents at beginning of period                           2,569          9,432
                                                                        ________      _________
Cash and cash equivalents at end of period                              $  5,543      $   2,574
                                                                        ========      =========

ADDITIONAL INFORMATION

Interest paid                                                           $    106      $     134
                                                                        ========      =========


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

LONG LIVED ASSETS IMPAIRMENT - The Partnership accounts for its long-lived assets, including Operating Leases and Aircraft Held for Lease and assets held for sale, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

SFAS No. 144, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets, and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. Under SFAS No. 144, an impairment loss is recognized in an amount equal to the difference between the carrying value and the fair value if the carrying value of an asset is not recoverable based on undiscounted future cash flows. Assets held for sale are carried at estimated fair value, less estimated disposal costs.

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (continued)


1. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In the second quarter of 2003, management prepared an impairment evaluation on the two MD-82 aircraft currently on lease to CSI Aviation Services, Inc. ("CSI") on month-to-month basis. The evaluation indicated that the aircraft were impaired as defined by SFAS No. 144, and an impairment charge of $1,576,000 per aircraft was recorded. The new book value per aircraft after the impairment charge is $4,363,000. The fair values of these two MD-82 aircraft were determined by discounting the estimated future cash flows from leasing activities.

NET LOSS PER LIMITED PARTNERSHIP UNIT - Net loss per limited partnership unit is computed by dividing the net loss allocated to the Limited Partners by the weighted average limited partner units outstanding (4,625,000).

RECLASSIFICATION - Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2. CASH DISTRIBUTIONS - In September 2003, the Partnership declared a regular third-quarter 2003 cash distribution of $0.05 per unit totaling approximately $234,000. The Partnership also declared a special cash distribution of $0.26 as a result of the sale on August 12, 2003 of one MD-81 off-lease aircraft. Both, the regular and the special cash distributions are payable on November 14, 2003 to unitholders of record on September 30, 2003. As a result of these distributions and the first and second quarter 2003 distributions, and the Partnership loss in the first nine-months period, Partnership equity declined to $14.8 million at September 30, 2003 from $25.8 million at December 31, 2002, and limited partner equity per unit declined to $3.17 from $5.51. The 2003 third-quarter cash distribution constitutes a return of capital. The 2002 third-quarter regular cash distribution was also $0.05 per unit.

The cash distributions paid in the first nine months of 2003 totaled $701,000, of which $7,010 was allocated to the General Partner and $693,990 was allocated to the limited partners, or $0.15 per limited partnership unit, representing the regular fourth quarter 2002, and first and second quarter 2003, distributions.

3. PORTFOLIO TRANSACTIONS

AIRCRAFT SALE - On September 26, 2003, the Partnership, completed the sale of a second off-lease MD-81 aircraft to OLSF, pursuant to an Aircraft Sales Agreement, dated as of August 12, 2003 (the "Sales Agreement"), among Wachovia Bank, National Association as trustee, the Partnership and OLSF, as amended by a First Amendment to Aircraft Sales Agreement, dated as of September 26, 2003 (together with the Sales Agreement, the "Agreement"), among the same parties. As part of the sale of these assets, the Partnership also sold two engines installed on the aircraft, installed or attached appliances, parts, instruments and other equipment, related flight, engineering and maintenance documents and data, and related operational and maintenance records. In addition to providing for the sale of these assets, the Agreement also provides for the sale of the one remaining off-lease MD-81 aircraft and related assets by the Partnership, which is expected to

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

3. PORTFOLIO TRANSACTIONS (continued)

AIRCRAFT SALE (continued)

be completed within the next four months. The consideration paid to the Partnership in connection with sale of assets completed on September 26, 2003 was $1,200,000, as purchase price, plus a $100,000 deposit. The consideration paid to the Partnership in connection with sale of assets completed on August 12, 2003 was $1,200,000, as purchase price, plus a $100,000 deposit. The combined $200,000 deposit now held by the Partnership and included on the balance sheet as sale deposit will be credited against the $1,200,000 purchase price for the third aircraft (which would be payable to the Partnership at the time that this aircraft is sold to OLSF pursuant to the Agreement). The obligations of OLSF under the Agreement are guaranteed by GA Telesis Turbine Technologies, L.L.C. The total consideration paid and payable to the Partnership for assets sold pursuant to the Agreement was determined through arm's-length negotiations between representatives of the Partnership and OLSF.

LEASE RENEGOTIATION - CSI operates the two aircraft it leases under a contract for charter services to the United States Marshals Service ("USMS"). In March 2003, the CSI leases were extended on a month-to-month basis at a monthly rental rate of $60,000 per aircraft. In September 2003, the CSI leases were amended to provide for a reduced lease rate of $45,000 per aircraft, so long as CSI is leasing both aircraft, and a lease rate of $60,000 per aircraft if CSI is leasing only one of the two aircraft. CSI may terminate the lease for either aircraft upon 30 days' notice so long as the lease for the other aircraft has not been terminated. If CSI is leasing only one aircraft, it may terminate the lease for that aircraft upon 30 days' notice if CSI's contract with USMS has terminated. CSI's contract with USMS is expected to terminate in January 2004. The Partnership expects that CSI will return the aircraft at the earlier of the termination of the USMS contract or the date on which the required C-Check maintenance (FAA required extensive maintenance work after a certain number of flight hours) for the aircraft becomes due. The performance of the C-check at this time is not cost effective due to the lack of a long term lease commitment by a lessee. Depending on CSI's usage of the aircraft, the C-Check on either aircraft may become due prior to the date of termination of the USMS contract. The Partnership continues to actively search for new potential lessees for these two aircraft.

US AIRWAYS CLAIM SETTLEMENT - In June 2002, the Partnership commenced litigation against U.S. Airways seeking to recover damages for U.S. Airways' failure to return three aircraft leased to U.S. Airways in the condition prescribed in the lease following lease expiration on October 1, 2001 and to pay rent due on the aircraft. U.S. Airways subsequently filed for bankruptcy, and the owner trustee for the Partnership (the "Owner Trustee") filed a proof of claim in the bankruptcy case in the amount of $13 million with respect to the aircraft. In September 2003, the Owner Trustee and U.S. Airways entered into a stipulation providing for the allowance of an unsecured claim in the bankruptcy case in the amount of $9.3 million. The Partnership expects that it will receive a distribution on the U.S. Airways claim in the form of common stock and other securities of U.S. Airways. However, there can be no assurance as to the amount, value or timing of any distribution on the claim. In its Disclosure Statement dated January 17, 2003, filed as part of its proposed plan of reorganization, U.S. Airways projected that it would pay between 1.2 percent and 1.8 percent on unsecured claims. However, this projection may no longer be accurate. At September 30, 2003, the Partnership had not recorded a contingent gain for any possible settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Partnership reported a loss of $371,000 in the third quarter ended September 30, 2003, compared with last year's third quarter loss of $11,567,000. Revenues for the 2003 third quarter were $399,000, compared with last year's third quarter revenues of $833,000. Net loss for the first nine months of 2003 was $9,015,000, compared with a net loss of $12,326,000 for the first nine months of 2002. Revenues for the nine-month period of 2003 were $1,308,000, compared with $2,525,000 for the first nine months of 2002.

The decline in net losses for the first nine months of 2003 results from a decrease in expenses, primarily due to lower aircraft impairment charges and reduced depreciation expense.

The revenue reductions are primarily due to lower operating lease rental income associated with the two aircraft on lease to CSI Aviation Services, Inc. ("CSI"), and the scheduled decline in finance lease income in 2003 associated with the aircraft leased to FedEx. The lease terms for the CSI leases were extended in the fourth quarter of 2002 and again in the first and third quarters of 2003, each time at a reduced monthly rental rate that reflects current market conditions. The FedEx aircraft lease had a scheduled decline in finance lease income of $35,000 in the first nine months of 2003 as compared with the first nine months of 2002.

Expenses for the first nine months of 2003 were $10,323,000, a decrease of $4,528,000 from $14,851,000 for the comparable 2002 period. The decrease in expenses is primarily due to the lower aircraft impairment charges of $7,652,000 recorded in 2003 compared with the aircraft impairment charges of $11,086,000 recorded in the first nine months of 2002. During the 2003 second quarter, the General Partner evaluated the carrying values of the three off-lease aircraft and the two aircraft on lease to CSI under SFAS No. 144 and determined that these five aircraft were impaired. Accordingly, the carrying values were adjusted to the estimated fair values. In addition, expenses were lower in 2003 due to the lower aircraft depreciation expense of $1,656,000 recorded in the first nine months of 2003 compared with the $2,568,000 aircraft depreciation expense recorded in the comparable period of 2002. The decline in depreciation expense reflects the lower carrying value and the fact that fewer aircraft are being depreciated in 2004.

PORTFOLIO MATTERS

At September 30, 2003, the Partnership's portfolio consisted of four Stage-III commercial aircraft. Two were leased to CSI, one was leased to FedEx, and one was off-lease.

CSI operates the two aircraft it leases under a contract for charter services to the United States Marshals Service ("USMS"). In March 2003, the CSI leases were extended on a month-to-month basis at a monthly rental rate of $60,000 per aircraft. In September 2003, the CSI leases were amended to provide for a reduced lease rate of $45,000 per aircraft, so long as CSI is leasing both aircraft, and a lease rate of $60,000 per aircraft if CSI is leasing only one of the two aircraft. CSI may terminate the lease for either aircraft upon 30 days' notice so long as the lease for the other aircraft has not been terminated. If CSI is leasing only one aircraft, it may terminate the lease for that aircraft upon 30 days' notice if CSI's contract with USMS has terminated. CSI's contract with USMS is expected to terminate in January 2004. The Partnership expects that CSI will return the aircraft at the earlier of the termination of the USMS contract or the date on which the required C-Check maintenance (FAA required extensive maintenance work after a certain number of flight hours) for the aircraft becomes due. The performance of the C-check at this time is not cost effective due to the lack of a long term lease commitment by a lessee. Depending on CSI's usage of the aircraft, the C-Check on either aircraft may become due prior to the date of termination of the USMS contract. The Partnership continues to actively search for new potential lessees for these two aircraft.

On August 12, 2003, the Partnership entered into an agreement with OLSF, LLC to sell the three off-lease MD-81 aircraft in intervals of up to120 days. The first aircraft was sold and delivered on August 12, 2003. The second aircraft was sold and delivered on September 26, 2003. Subject to satisfaction of customary closing conditions, the third aircraft is to be sold and delivered February 24, 2004, 120 days after the sale and delivery of the second aircraft, unless OLSF exercises an option to purchase the aircraft prior to that date or OLSF and the Partnership mutually agree to a different date. The purchase price per aircraft is $1,200,000, which is equal to the carrying book value for the aircraft after giving effect to the impairment charges recorded in the second quarter of 2003. The obligations of OLSF to purchase the aircraft are guaranteed by GA Telesis Turbine Technologies, LLC.

The lease for a 727-200 FH aircraft to FedEx is scheduled to terminate in 2006.

In June 2002, the Partnership commenced litigation against U.S. Airways seeking to recover damages for U.S. Airways' failure to return three aircraft leased to U.S. Airways in the condition prescribed in the lease following lease expiration on October 1, 2001 and to pay rent due on the aircraft. U.S. Airways subsequently filed for bankruptcy, and the owner trustee for the Partnership (the "Owner Trustee") filed a proof of claim in the bankruptcy case in the amount of $13 million with respect to the aircraft. In September 2003, the Owner Trustee and U.S. Airways entered into a stipulation providing for the allowance of an unsecured claim in the bankruptcy case in the amount of $9.3 million. The Partnership expects that it will receive a distribution on the U.S. Airways claim in the form of common stock and other securities of U.S. Airways. However, there can be no assurance as to the amount, value or timing of any distribution on the claim. In its Disclosure Statement dated January 17, 2003, filed as part of its proposed plan of reorganization, U.S. Airways projected that it would pay between 1.2 percent and 1.8 percent on unsecured claims. However, this projection may no longer be accurate. At September 30, 2003, the Partnership had not recorded a contingent gain for any possible settlement.

OUTLOOK

The market conditions for aircraft leasing continue to be weak, as the supply of aircraft exceeds demand. The two aircraft on lease to CSI are leased on a month-to-month basis. The Partnership expects that CSI will return each aircraft it leases in January 2004 or on such earlier date as the C-Check for the aircraft may become due. Management is not able to predict when the aircraft may be leased again after their return from CSI. If the leases with CSI were to terminate, management's best estimate at the present time is that the Partnership would be able to recover net book value through a combination of lease rentals and sales proceeds; however, if the Partnership's assumptions regarding renewal lease rates and terms are not realized, the Partnership could record additional impairment charges with respect to these aircraft.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership presently has one long-term debt facility. At September 30, 2003, the 7.4% non-recourse note collateralized by one aircraft leased to FedEx corporation ("Fed Ex") had an outstanding balance of $2.4 million. This outstanding balance is 3.46% of the original cost of all aircraft presently owned by the Partnership, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost. The lease and debt facility mature in April 2006.

In September 2003, the Partnership declared a regular third-quarter 2003 cash distribution of $0.05 per unit totaling approximately $234,000. The Partnership also declared a special cash distribution of $0.26 per unit as a result of the sale on August 12, 2003 of one MD-81 off-lease aircraft. Both the regular and the special cash distributions are payable on November 14, 2003 to unitholders of record on September 30, 2003. As a result of these distributions and the first and second quarter 2003 distributions, and the Partnership loss in the first nine-months period, Partnership equity declined to $14.8 million at September 30, 2003 from $25.8 million at December 31, 2002, and limited partner equity per unit declined to $3.17 from $5.51. Both the regular and the special 2003 cash distribution constitute a return of capital. The 2002 third-quarter regular cash distribution was also $0.05 per unit.

The cash distributions paid in the first nine months of 2003 totaled $701,000, of which $7,010 was allocated to the General Partner and $693,990 was allocated to the limited partners , or $0.15 per limited partnership unit, representing the regular fourth quarter 2002, and first and second quarter 2003, distributions.

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

ITEM 3.    CONTROLS AND PROCEDURES

         (a) The Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, after evaluating the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this quarterly report, have concluded that the Partnership's disclosure of the controls and procedures are effective to ensure that information required to be disclosed by the Partnership in this quarterly report is accumulated and communicated to the Partnership's management to allow timely decisions regarding required disclosure.

         (b) No change was made in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In June 2002, the Partnership commenced litigation against U.S. Airways in the Superior Court of California in the County of Los Angeles, seeking to recover damages for U.S. Airways' failure to return three aircraft leased to U.S. Airways in the condition prescribed in the lease following lease expiration on October 1, 2001 and to pay rent due on the aircraft. U.S. Airways subsequently filed for bankruptcy, and the owner trustee for the Partnership (the "Owner Trustee") filed a proof of claim in the bankruptcy case in the amount of $13 million with respect to the aircraft. In September 2003, the Owner Trustee and U.S. Airways entered into a stipulation providing for the allowance of an unsecured claim in the bankruptcy case in the amount of $9.3 million, and the Owner Trustee dismissed the claim against U.S. Airways in the Superior Court of California. See "Portfolio Matters" under Part I, Item 2 above.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits:

                  10.58 Lease Supplement Number Four dated September 10, 2003, among Wachovia Bank, National Association, as successor to First Union National Bank, not in its individual capacity but solely as Trustee, the Partnership and CSI Aviation Services, Inc.

                  10.59 (1) Aircraft Sales Agreement, dated as of August 12, 2003, among Wachovia Bank, National Association as trustee, Airlease Ltd., a California limited partnership, and OLSF, L.L.C., a Delaware limited liability company.

                  10.60 (1) First Amendment to Aircraft Sales Agreement, dated as of September 26, 2003, among Wachovia Bank, National Association as trustee, Airlease Ltd., a California limited partnership, and OLSF, L.L.C., a Delaware limited liability company.


                  31.1 Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certification of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                  b) On September 17, 2003, the Partnership filed a report on Form 8-K dated September 17, 2003, disclosing under Item 5 the Partnership's regular third quarter cash distribution and a special cash distribution resulting from the sale of one MD-81 aircraft.


(1) Incorporated by reference to the Partnership's Form 8-K dated September 26, 2003 filed on October 2, 2003.

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



                                         AIRLEASE LTD., A CALIFORNIA LIMITED
                                         PARTNERSHIP



                                         By:  Airlease Management Services, Inc.
                                              General Partner


November 6, 2003                         By:  /s/ DAVID B. GEBLER
________________                              _________________________________
Date                                          David B. Gebler
                                              Chairman, Chief Executive Officer
                                              and President


November 6, 2003                         By:  /s/ ROBERT A. KEYES
________________                              _________________________________
Date                                          Robert A. Keyes
                                              Chief Financial Officer

                                  EXHIBIT INDEX


       Exhibit Number      Description

       (a) Exhibits:

                  10.58 Lease Supplement Number Four dated September 10, 2003, among Wachovia Bank, National Association, as successor to First Union National Bank, not in its individual capacity but solely as Trustee, the Partnership and CSI Aviation Services, Inc.

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