Form 10KSB
period 2003-12-31
AIRLEASE LTD
filed 2004-03-18
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 2003


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Indicate by check mark whether the registrant is an accelerated filer
(as designated in Exchange Act Rule 12b-2).  YES      NO  X
                                                 ___     ___

         Aggregate market value of Depositary Units, held by non-affiliates of the registrant as of the close of business at February 19, 2004 was $6,641,223.00.

The revenues for 2003 were $1,615,000.00

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I
ITEM 1.          BUSINESS....................................................  3

ITEM 2.          PROPERTIES.................................................. 14

ITEM 3.          LEGAL PROCEEDINGS........................................... 14

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 15

                                     PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS......................................... 16

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS......................... 19

ITEM 7.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................. 26

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE......................... 26

ITEM 8A.         CONTROLS AND PROCEDURES..................................... 26


                                    PART III

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......... 27

ITEM 10.         EXECUTIVE COMPENSATION...................................... 29

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.................................................. 30

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. 31

ITEM 13.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
                 ON FORM 8-K................................................. 31

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES...................... 36

SIGNATURES................................................................... 37

INDEX TO EXHIBITS.......................................................... A-12

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                                   FORM 10-KSB


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Airlease Ltd., A California Limited Partnership (the "Partnership"), has been engaged in the business of acquiring, either directly or through joint ventures, commercial jet aircraft, and leasing such aircraft or parts thereof to domestic and foreign airlines, freight carriers and charter companies. The general partner of the Partnership (the "General Partner") is Airlease Management Services, Inc. From 1999 to June 2002, the General Partner was a wholly owned subsidiary of Banc of America Leasing and Capital, LLC, a Delaware limited liability company ("BALCAP"), in turn a wholly owned subsidiary of Bank of America National Assocation ("BANA"). In June 2002, BALCAP transferred its stock of the General Partner to BANA and the General Partner became a wholly owned subsidiary of BANA. BALCAP also holds 793,750 limited partnership units and United States Airlease Holding, Inc. ("Holding"), also a wholly owned subsidiary of BANA, holds 231,250 limited partnership units. An additional 3,600,000 units are publicly held.

DECISION TO SELL ASSETS AND DISSOLVE

         The Partnership's principal investment objectives have been to generate income for quarterly cash distributions to Unitholders and to own a portfolio of leased aircraft. The Partnership's original intent was that until January 1, 2005, it would use a substantial portion of the cash derived from the sale, refinancing or other disposition of aircraft to purchase additional aircraft if attractive investment opportunities were available.


         On March 17, 2004, the Board of Directors of the General Partner, acting in response to a recommendation made by a special committee of independent directors of its Board of Directors (the "Special Committee"), directed the General Partner to cease making new aircraft investments, sell the Partnership's remaining assets as attractive sale opportunities arise, distribute sale proceeds (after repaying debt and establishing appropriate reserves) to Unitholders after disposition, and dissolve the Partnership when all assets are sold. The General Partner also has amended the Amended and Restated Agreement of Limited Partnership of the Partnership, as amended (the "Limited Partnership Agreement"), to give effect to this directive.

         In 1997, the Unitholders of the Partnership authorized the General Partner to take these actions. Since that time, the General Partner had deferred taking such actions and continued to operate the Partnership while considering, from time to time, alternative investments. However, the General Partner has not made new investments in aircraft, primarily due to the weak aircraft leasing market. For a variety of reasons, including the General Partner's belief that significant improvement in this market is not forthcoming in the near term for the Partnership's aircraft, the General Partner determined, on the basis of the Special Committee's determination, that Unitholders likely will realize greater value from a dissolution of the Partnership compared to continued operation of the Partnership. Accordingly, the General Partner intends to exercise fully and promptly the authority granted to it previously by the Unitholders to sell assets, distribute net proceeds and dissolve the Partnership. To that end, the General Partner has commenced actively seeking buyers for the Partnership's aircraft.

         Given current market conditions, the General Partner cannot predict either the actual timing for completing sales of the Partnership's aircraft or the prices and other terms of such sales.. The General Partner also cannot predict when net proceeds will be distributed to Unitholders or the aggregate amount of such net proceeds, both of which will depend upon a number of factors, including market conditions, the timing and terms of such asset sales, the amount of cash required to settle outstanding liabilities and contingencies, the amount of necessary cash reserves, and the expenses associated with selling assets and dissolving the Partnership.

         In 1997, the Unitholders also authorized the General Partner to impose restrictions on the transferability of outstanding units. The General Partner has not taken this action, although it reserves the right to do so if it concludes that implementing such restrictions would be in the best interests of the Unitholders in light of current partnership tax law.

AIRCRAFT PORTFOLIO

         The Partnership's aircraft portfolio consists of narrow-body (single-aisle) twin and tri-jet commercial aircraft, which were acquired as used aircraft. Although the Partnership is permitted to do so, the Partnership does not own interests in aircraft that were acquired as new aircraft; nor does the Partnership own any wide-body aircraft, such as the Boeing 747 and MD-11, or any turboprop or prop-fan powered aircraft.

         At December 31, 2003, the Partnership's portfolio consisted of four Stage-III commercial aircraft. Two were leased to CSI Aviation Services, Inc. ("CSI"), one aircraft was leased to FedEx Corporation ("FedEx"), and one aircraft was held for sale. The following table further describes the Partnership's aircraft portfolio at December 31, 2003:


_______________________________________________________________________________________________________________

                   Number &                                  Current
                 type; year of   Ownership   Acquired by      lease                Lease          Noise
Lessee              Delivery     Interest    Partnership    expiration              Type          compliance(1)
______           _____________   _________   ___________    __________             _____          _____________

CSI Aviation        2 MD-82        100%          1986          2004              Operating            Stage III
                      1981

FedEx             1 727-200FH      100%          1987          2006            Direct finance         Stage III
                      1979

Held for sale(2)    1 MD-81        100%          1986          N/A                  N/A               Stage III
                      1981

(1)      See "Government Regulation-Aircraft Noise" below, for a description of laws and regulations governing aircraft noise.
(2)      As described below, the aircraft held for sale at December 31, 2003 was sold on January 26, 2004.

_______________________________________________________________________________________________________________


         At December 31, 2003, the book value of aircraft by lessee as a percent of total assets was as follows: FedEx, 32.2%; CSI, 19.5%; and off-lease aircraft, 10.4%. Revenues by lessee as a percentage of total revenue for 2003 and 2002, respectively, were as follows: CSI, 82.4% and 88.2%; and FedEx, 15.7% and 9.9%.

         CSI operates the two aircraft it leases under a contract for charter services to the United States Marshals Service ("USMS"). In March 2003, the CSI leases were extended on a month-to-month basis at a monthly rental rate of $60,000 per aircraft. In September 2003, the CSI leases were amended to provide for a reduced lease rate of $45,000 per aircraft, so long as CSI is leasing both aircraft, and a lease rate of $60,000 per aircraft if CSI is leasing only one of the two aircraft. CSI's contract with USMS was expected to terminate in January 2004. In January 2004, the leases on the two aircraft were extended to May 2004 to coincide with USMS's extension of its contract with CSI. The lease extension provides for a monthly rental of $100,000 per month per aircraft. However, the Partnership is required to contribute $150,000 per aircraft toward the

FAA required airframe maintenance referred to as a C-Check. In addition, the Partnership is required to provide a $50,000 per month rent credit per aircraft for the three-month period commencing February 10, 2004. As a result, the expenses and rent credit will fully offset the rental income during this period. The monthly rental on one of the aircraft will revert to $60,000 if CSI and the Partnership agree on an additional extension past May 10, 2004.

         During 2003, management prepared quarterly impairment evaluations on the two MD-82 aircraft currently on lease to CSI. The evaluations indicated that the aircraft were impaired as defined by SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"). An impairment charge was recorded in June 2003 in the amount of $1,576,000 per aircraft. A second impairment charge was recorded in December 2003 in the amount of $2,858,000 per aircraft as a result of additional declines in estimated values and changes to probability assumptions applied to projected cash flows from the aircraft. After consideration of these impairment charges, each aircraft has a book value of $1,125,000 at December 31, 2003.

         The Partnership also leases a 727-200 FH aircraft to FedEx Corporation ("FedEx"). This lease is scheduled to terminate in April 2006. In 2003, the residual value of the aircraft was reviewed. The review indicated that the estimate of residual value had declined, and such decline was judged to be other than temporary. As a result, a downward adjustment was made, reducing the residual value from $2,000,000 to $700,000. This new valuation resulted in an immediate charge to earnings in the amount of $1,168,000, and a reduction of $132,000 in earnings over the remaining term of the lease. FedEx has the right to renew its lease for one six-month term at the current rent payable under the lease, and thereafter for four successive one-year terms at a fair market value rental.

         On August 12, 2003, the Partnership entered into an agreement with OLSF, LLC ("OLSF") to sell three off-lease MD-81 aircraft in intervals of 120 days, with the first aircraft being delivered on that date. The purchase price per aircraft was $1,200,000. As a result of the contractual sales price of the aircraft being lower than their book value, the aircraft were written-down in the second quarter of 2003. The amount of the write-down per aircraft of $1,500,000 was equal to the difference between the carrying book value of $2,700,000 and the sale amount of $1,200,000. In September of 2003, the agreement with OLSF was amended to accelerate the sale and delivery of the second aircraft to September 26, 2003. A deposit of $200,000 previously paid to the Partnership and included on the balance sheet as sale deposit as of December 31, 2003, was credited against the $1,200,000 purchase price of the third aircraft, which was sold and delivered on January 26, 2004.

         In June 2002, the Partnership commenced litigation against US Airways seeking to recover damages for US Airways' failure to return three aircraft leased to US Airways in the condition prescribed in the lease following its expiration on October 1, 2001 and to pay rent due on the aircraft. US Airways subsequently filed for bankruptcy, and the owner trustee for the Partnership (the "Owner Trustee") filed a proof of claim in the bankruptcy case in the amount of $13.0 million with respect to the aircraft. In September 2003, the Owner Trustee and US Airways entered into a stipulation providing for the allowance of an unsecured claim in the bankruptcy case in the amount of $9.3 million. In its Disclosure Statement dated January 17, 2003, filed as part of its proposed plan of reorganization, US Airways projected that it would pay between 1.2 percent and 1.8 percent on unsecured claims. In December 2003, the Partnership received a partial distribution from US Airways in the form of US Airways Class A Common stocks and Warrants redeemable for Class A Preferred stocks. The Partnership received 6,975 shares of Class A Common stocks, valued at $43,385 ($6.22 per share) and warrants for 4,278 shares of Class A Preferred stocks. No value was recorded on the Preferred stocks since the per share strike price of $7.42 is higher than the closing stock price of $6.22 at December 31, 2003.

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a further discussion of the Partnership's lessees.

COMPETITIVE POSITION OF THE PARTNERSHIP

         The aircraft leasing industry has become increasingly competitive. In making aircraft investments, leasing aircraft to lessees, and seeking purchasers of aircraft, the Partnership competes with large leasing companies, aircraft manufacturers, airlines and other operators, equipment managers, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft. Affiliates of the General Partner are engaged in many of these businesses and may be deemed to be in competition with the Partnership. There are many large leasing companies, which have the financial strength to borrow at very low rates and to obtain significant discounts when purchasing large quantities of aircraft. The lower capital and acquisition costs available to these large leasing companies and the large inventory of aircraft permit them to offer airlines lower lease rates than smaller leasing companies can offer. The Partnership does not have the resources to purchase newer aircraft or to purchase aircraft at volume discounts and has only a limited ability to use tax deferrals in its pricing.

         As previously reported to Unitholders, the Partnership's access to capital is limited. Since all Cash Available from Operations, as defined in the Limited Partnership Agreement, is distributed, there is no build up of equity capital, and acquisitions must be funded from proceeds available when aircraft are sold or from debt. Access to debt is limited because the Partnership's leased aircraft are generally used to collateralize existing borrowings. In general, the Partnership's pricing is uncompetitive for new acquisitions because of its limited sources and high cost of capital.

         Because of these factors, finding new aircraft investments that offer an appropriate balance of risk and reward has been difficult. During the past ten years (and before 1997) the Partnership has made only two aircraft investments, both of which were possible because of special circumstances.

         In 1996, 1997, 2001, 2003 and January 2004, the Partnership sold its interests in twelve aircraft:

         o     a 50% interest in an aircraft on lease to Finnair,
         o     a one-third interest in six aircraft on lease to Continental,
         o a 50% interest in one aircraft leased to Sun Jet International, Inc.,
         o a 100% interest in an aircraft previously on lease to TWA and American Airlines, and
         o a 100% interest in three MD-81 off-lease aircraft, previously on lease to US Airways.

See "Disposition of Aircraft" below for a further discussion of these transactions. Because of the factors described above, the Partnership was unable to reinvest the proceeds from these transactions in aircraft at an acceptable return, and the General Partner determined that the best use of the net proceeds was to distribute them to Unitholders. These sales and distributions have reduced the size of the Partnership's portfolio.

DESCRIPTION OF LEASES

         Operating leases are for a shorter term than full-payout leases and, therefore, it is necessary to remarket the aircraft in order to recover the full investment. Full-payout leases are generally for a longer term and hence provide more predictable revenue than operating leases.

         The 727-200FH aircraft on lease to FedEx is leased pursuant to a full-payout lease, and the two MD-82 aircraft on lease to CSI are leased pursuant to operating leases. The two MD-82 aircraft on lease to CSI, were previously leased to US Airways pursuant to full-payout leases.

         All of the Partnership's leases are net leases, which provide that the lessee will bear the direct operating costs and the risk of physical loss of the aircraft; pay sales, use or other similar taxes relating to the lease or use of the aircraft; maintain the aircraft; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the specific amount set forth in the lease (which may be less than the fair value of the aircraft); and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In general, substantially all obligations connected with the ownership and operation of the leased aircraft are assumed by the lessee and minimal operating obligations are imposed upon the Partnership. Default by a lessee may cause the Partnership to incur unanticipated expenses. See "Government Regulation" below.

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

         The Bankruptcy Reform Act of 1994 (the "Reform Act") made several changes to Section 1110, such that it now protects all transactions involving qualifying equipment, whether the transaction is a lease, conditional sale, purchase money financing or customary refinancing. For equipment first placed in service on or prior to the date of enactment (October 22, 1994), the requirement that the lender provide purchase money financing continues to apply, but there is a "safe harbor" definition for leases, so that Section 1110 benefits will be available to the lessor without regard to whether or not the lease is ultimately determined to be a "true" lease. This safe harbor is not the exclusive test so that other leases which do not qualify under the safe harbor, but which are true leases, will continue to be covered as leases by Section 1110. The Partnership may not be entitled to the benefits of Section 1110 upon insolvency of a lessee airline under all of its leases.

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

AIRCRAFT REMARKETING

         On termination of a lease and return of the aircraft to the Partnership, the Partnership previously remarketed the aircraft to realize its full investment. Under the Limited Partnership Agreement, the remarketing of aircraft may be through a lease or sale. The terms and conditions of any such lease would be determined at the time of the re-lease, and it is possible (although not anticipated at this time) that the lease may not be a net lease. The General Partner would evaluate the risks associated with leases, which are not net leases prior to entering into any such lease. The General Partner has not established any standards for lessees to which it will lease aircraft and, as a result, there is no investment restriction prohibiting the Partnership from doing business with any lessee, including "start-up" airlines. However, the General Partner analyzes the credit of a potential lessee and evaluate the aircraft's potential value prior to entering into any lease.

         From and after March 17, 2004, the General Partner will evaluate leasing opportunities in light of its decision to sell the Partnership's assets and dissolve.

DISPOSITION OF AIRCRAFT

         The Partnership's original intent was to dispose of all its aircraft by the year 2011, subject to prevailing market conditions and other factors. From and after March 17, 2004, the General Partner intends to sell aircraft as attractive opportunities arise.

         Under the Limited Partnership Agreement, aircraft may be sold at any time whether or not the aircraft are subject to leases if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so.

         The Partnership is permitted to sell aircraft to affiliates of the General Partner at the fair market value of the aircraft at the time of sale as established by an independent appraisal. The General Partner receives a Disposition or Remarketing Fee for all aircraft sold. No aircraft were sold to affiliates in 2001, 2002 or 2003.

         In March 1996, the Partnership sold its 50% interest in one MD-82 on lease to Finnair to a third party for approximately $6,900,000, resulting in a net gain of approximately $556,000. The Partnership had acquired its interest in this aircraft in April 1992, for approximately $8,500,000. A portion of the sale proceeds were used to pay off the outstanding balance under a non-recourse loan, which was collateralized by this aircraft and the balance, after retaining a reserve for liquidity purposes, was distributed to Unitholders.

         The Partnership sold its one-third interest in six 737-200 aircraft on lease to Continental at lease expiration on December 31, 1996, at a sale price of approximately $3,100,000, resulting in a net gain of approximately $1,900,000. The proceeds were distributed to Unitholders in the first quarter of 1997.

         On September 29, 1997 the Partnership sold its 50% ownership interest in a DC9-51 aircraft on lease to Sun Jet International, Inc. The sale price was $1,200,000, resulting in a gain of $393,000 even though the lessee had filed for bankruptcy in June 1997, and had ceased making the rent payments. The proceeds were distributed to Unitholders in the fourth quarter of 1997.

         In December 2001, the Partnership sold its 100% interest in an MD-82 aircraft previously on lease to American Airlines, at a sale price of approximately $9,000,000, resulting in a net gain of approximately $965,000. The proceeds were distributed to Unitholders in the first quarter of 2002.

         In August and September of 2003, and in January 2004, the Partnership sold its 100% interest in three MD-81 aircraft to OLSF, LLC, at a sale price of $1,200,000 per aircraft. As a result of the contractual sale price of the aircraft being lower than their book value at the time of the sales agreement, each of the three aircraft was written-down by $1,500,000 in the second quarter of 2003. No gain was recorded in connection with these sales.

JOINT VENTURES/GENERAL ARRANGEMENTS

         Under the Limited Partnership Agreement, the Partnership may enter into joint ventures with third parties to acquire or own aircraft. No such joint ventures presently exist.

BORROWING POLICIES

         Under the Limited Partnership Agreement, the Partnership may borrow funds or assume financing in an aggregate amount equal to less than 50% of the higher of the cost or fair market value at the time of the borrowing of all aircraft owned by the Partnership. The Partnership may exceed such 50% limit for short-term borrowing so long as the General Partner uses its best efforts to comply with such 50% limit within 120 days from the date such indebtedness is incurred or if the borrowed funds are necessary to prevent foreclosure on any Partnership asset. There is no limitation on the amount of such short-term indebtedness. The General Partner is authorized to borrow for working capital purposes and to make distributions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Liquidity and Capital Resources" and Note 7 of Notes to Financial Statements.

MANAGEMENT OF AIRCRAFT PORTFOLIO

         Aircraft management services are provided by the General Partner and its affiliates. The fees and expenses for these services are reviewed annually and are subject to approval by the Audit Committee of the Partnership. See Note 9 of Notes to Financial Statements.

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

         The General Partner monitors the physical condition of the Partnership's aircraft. Maintenance is further regulated by the FAA which also monitors compliance. At lease termination, the lessees are required to return the aircraft in airworthy condition. The Partnership may incur unanticipated maintenance expenses if a lessee were to default under a lease and the Partnership were to take possession of the leased aircraft without such maintenance having been completed. If the lessee defaulting is in bankruptcy, the General Partner will file a proof of claim for the required maintenance expenses in the lessee's bankruptcy proceedings and attempt to negotiate payment and reimbursement of a portion of these expenses. The bankruptcy of a lessee could adversely impact the Partnership's ability to recover maintenance expense.

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

         See "Aircraft Portfolio" above, for a description of the Partnership's aircraft portfolio. At December 31, 2003, all of the aircraft in the Partnership's portfolio were Stage III aircraft.

ACQUISITION OF ADDITIONAL AIRCRAFT

         From and after March 17, 2004, the General Partner will no longer make investments in aircraft. See "Decision to Sell Assets and Dissolve" above.

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

ITEM 3.  LEGAL PROCEEDINGS

         In June 2002, the Partnership commenced litigation against US Airways seeking to recover damages for Airways' failure to return three aircraft leased to US Airways in the condition prescribed in the lease following lease expiration on October 1, 2001 and to pay rent due on such aircraft. US Airways subsequently filed for bankruptcy, and the owner trustee for the Partnership (the "Owner Trustee") filed a proof of claim in the bankruptcy case in the amount of $13.0 million with respect to the aircraft. In September 2003, the Owner Trustee and US Airways entered into a stipulation providing for the allowance of an unsecured claim in the bankruptcy case in the amount of $9.3 million. In its Disclosure Statement dated January 17, 2003, filed as part of its proposed plan of reorganization, US Airways projected that it would pay between 1.2 percent and 1.8 percent on unsecured claims. In December 2003, the Partnership received a partial distribution from US Airways in the form of company Class A Common stocks and Warrants redeemable for Class A Preferred stocks. The Partnership received 6,975 shares of Class A Common stocks, valued at $43,385 ($6.22 per share) and warrants for 4,278 of Class A Preferred stocks. No value was recorded on the Preferred stocks since the per share strike price of $7.42 is higher than the closing stock price of $6.22 at December 31, 2003.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

UNITS OUTSTANDING

         Since September 9, 2002, the Partnership's Units have been trading on the OTC Bulletin Board ("OTCBB") under the symbol AIRL. Prior to that date, the Units were traded on the New York Stock Exchange ("NYSE") under the symbol FLY. The units were delisted from the NYSE because the Partnership ceased to meet the NYSE's continued listing criteria. As of February 19, 2004, there were 722 Unitholders of record.

MARKET PRICE

         The following chart sets forth the high and low closing prices on the New York Stock Exchange or the high and low bid information as reported on the over-the-counter market and the trading volume for each of the quarters in the years ended December 31, 2003 and 2002. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                   Trading Volume
Quarter Ended                      (in thousands)     Unit Prices (high-low)
_____________                      ______________     ______________________

March 31, 2003                          510              $0.97 - $0.72
June 30, 2003                           561              $1.85 - $0.65
September 30, 2003                      571              $2.03 - $1.25
December 31, 2003                       571              $2.03 - $1.55

March 31, 2002                          378              $6.60 - $4.95
June 30, 2002                           361              $5.99 - $3.03
September 30, 2002                      438              $3.30 - $1.50
December 31, 2002                       678              $1.25 - $0.61

DISTRIBUTIONS TO UNITHOLDERS

         CASH DISTRIBUTIONS

         Historically the Partnership has made quarterly cash distributions to Unitholders, which are based on Cash Available from Operations (as defined in the Limited Partnership Agreement) and are partially tax sheltered. From time to time, the Partnership also has made cash distributions from Cash Available from Sale or Refinancing (as defined in the Limited Partnership Agreement.) Information on the tax status of such payments, which is necessary in the preparation of individual tax returns, is prepared and mailed to Unitholders as quickly as practical after the close of each year.

         Distributions declared during 2003 and 2002 were as follows:

         Record Date                        Payment Date            Per Unit
         ___________                        ____________            ________

         March 31, 2003                     May 15, 2003             5 cents
         June 30, 2003                      August 15, 2003          5 cents
         September 30, 2003                 November 14, 2003        5 cents
         September 30, 2003 (Special)       November 14, 2003       26 cents
         December 30, 2003                  February 13, 2004        5 cents
         December 30, 2003 (Special)        February 13, 2004       26 cents

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

         CASH AVAILABLE FROM SALE OR REFINANCING

         On March 17, 2004, the Board of Directors of the General Partner directed the General Partner to cease making new aircraft investments, sell the Partnership's remaining assets as attractive sale opportunities arise, distribute sale proceeds (after repaying debt and establishing appropriate reserves) to Unitholders after disposition, and dissolve the Partnership when all assets are sold. The General Partner also has amended the Amended and Restated Agreement of Limited Partnership of the Partnership, as amended (the "Limited Partnership Agreement") to give effect to this directive. See "BUSINESS
- Decision to Sell Assets and Dissolve." Among other things, the Limited Partnership Agreement has been amended to require that, after March 17, 2004, all Cash Available From Sale or Refinancing (as defined therein) would be distributed to the Unitholders.

         The Partnership's original intent was that Cash Available From Sale or Refinancing (as defined in the Limited Partnership Agreement) received prior to January 1, 2005 would be retained for use in the Partnership's business, provided that if the General Partner did not believe that attractive investment opportunities exist for the Partnership, the Partnership could distribute Cash Available from Sale or Refinancing to Unitholders. Also, any Cash Available from Sale or Refinancing received after January 1, 2005 would not be reinvested but was to be distributed to the Unitholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Partnership has included in this annual report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Partnership's business, operations and financial condition. The words or phrases "can be", "may affect", "may depend", "expect", "believe", "anticipate", "intend", "will", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Partnership cautions you that any forward-looking information provided by or on behalf of the Partnership is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Partnership's control, in addition to those discussed in the Partnership's public filings and press releases, including (i) changes in the aircraft or aircraft leasing market, (ii) economic downturn in the airline industry, (iii) default by lessees under leases causing the Partnership to incur uncontemplated expenses or not to receive rental income as and when expected, (iv) the impact of the events of September 11, 2001, and war, acts of terrorism, or other military involvement by the U.S. or others in Iraq or other regions, on the aircraft or aircraft leasing market and on the airline industry, (v) changes in interest rates and (vi) legislative or regulatory changes that adversely affect the value of aircraft. All such forward-looking statements are current only as of the date on which such statements were made. The Partnership does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

         On March 17, 2004, the Board of Directors of the General Partner directed the General Partner to cease making new aircraft investments, sell the Partnership's remaining assets as attractive sale opportunities arise, distribute sale proceeds (after repaying debt and establishing appropriate reserves) to Unitholders after disposition, and dissolve the Partnership when all assets are sold. The leased assets in the portfolio of the Partnership as reflected in the consolidated financial statements accompanying this report are shown at the estimated fair value. See " -- Long Lived Assets" and "Impairment" below. The Partnership will classify all lease assets as held for sale for the quarter ending March 31, 2004.

         In response to the SEC's financial release FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Partnership has identified the most critical accounting principles upon which its financial reporting depends. It determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Partnership identified its most critical accounting policies to be those related to lease revenue recognition, depreciation policies, and valuation of aircraft. These accounting policies are stated in the notes to the financial statements and in relevant sections in this discussion and analysis. All three accounting policies directly affect the Partnership's earnings and involve estimations regarding residual and salvage values and current aircraft market values. These estimations involve judgments and assumptions on the part of management regarding current and future aircraft market conditions and lease rates. Aircraft valuations are typically derived from publications published by independent aircraft appraisers and adjusted for aircraft conditions as to whether the aircraft need additional maintenance work or refurbishing. These estimations bear the risk of change due among other things to uncertainties about the future of the economy, the health of the airline industry and to changes in the aircraft or aircraft leasing market.

Long Lived Assets - The Partnership accounts for its long-lived assets, including Operating Leases, aircraft held for lease and aircraft held for sale, in accordance with Statement of Financial Accounting Standards ("SFAS") No 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS".

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

SFAS 144 addresses how and when to measure impairment on long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. SFAS 144 retains the requirements of SFAS 121 whereby an impairment loss is recognized in an amount equal to the difference between the carrying value and the fair value if the carrying value of an asset is not recoverable based on undiscounted future cash flows. In accordance with SFAS 144, the Partnership tests its long-lived assets for recoverability at least annually and whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

IMPAIRMENT

         On August 12, 2003, the Partnership signed a sales agreement with OLSF, LLC ("OLSF") to sell three off-lease aircraft in intervals of 120 days, with the first aircraft being delivered on August 12, 2003. The purchase price per aircraft was $1,200,000. As a result of the contractual sale price of the aircraft being lower than their book value, the aircraft were written-down in the second quarter of 2003. The $1,500,000 write-down per aircraft was equal to the difference between the carrying book value of $2,700,000 and the sale price of $1,200,000.

         Residual valuation, which is reviewed annually, represents the estimated amount to be received from the disposition of aircraft after lease termination. If necessary, residual adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease. In 2003, the residual value of the 727-200FH aircraft on lease to FedEx was reviewed. The review indicated that the estimate of residual value had declined, and such decline was judged to be other than temporary. As a result, the booked residual was reduced from $2,000,000 to $700,000. This new valuation resulted in an immediate charge to earnings in the amount of $1,168,000, which is included on the statement of operations as impairment charge on aircraft, and a reduction of $132,000 in earnings over the remaining term of the lease.

         During 2003, management prepared quarterly impairment evaluations on the two aircraft currently on lease to CSI. The evaluations indicated that the carrying value of the aircraft was not recoverable based on the undiscounted future cash flows to be generated by the aircraft. An impairment charge was recorded in June 2003 in the amount of $1,576,000 per aircraft. A second impairment charge was recorded in December 2003 in the amount of $2,858,000 per aircraft as a result of additional declines in estimated values and changes to probability assumptions applied to projected cash flows from the aircraft. The book value per aircraft after the impairment charges is $1,125,000.

LIQUIDITY AND CAPITAL RESOURCES

         On March 17, 2004, the Board of Directors of the General Partner directed the General Partner to cease making new aircraft investments, sell the Partnership's remaining assets as attractive sale opportunities arise, distribute sale proceeds (after repaying debt and establishing appropriate reserves) to Unitholders after disposition, and dissolve the Partnership when all assets are sold. The General Partner also has amended the Amended and Restated Agreement of Limited Partnership of the Partnership, as amended (the "Limited Partnership Agreement") to give effect to this directive. See "BUSINESS
- Decision to Sell Assets and Dissolve."

         Aircraft sales will further reduce the Partnership's portfolio, which in turn will prospectively reduce net cash flows from operations. Also, given current market conditions, the General Partner cannot predict either the actual timing for completing sales of the Partnership's aircraft or the prices and other terms of such sales. The General Partner also cannot predict when net proceeds will be distributed to Unitholders or the aggregate amount of such net proceeds, both of which will depend upon a number of factors, including market conditions, the timing and terms of such asset sales, the amount of cash required to settle outstanding liabilities and contingencies, the amount of necessary cash reserves, and the expenses associated with selling assets and dissolving the Partnership.

         The Partnership presently has one long-term debt facility. At December 31, 2003, the

7.4% non-recourse note collateralized by one aircraft leased to FedEx had an outstanding balance of $2.0 million. The facility matures in April 2006.

         Long-term borrowings at December 31, 2003 represented 2.93% of the original cost of the aircraft presently owned by the Partnership, including capital expenditures for upgrades.

         Total scheduled debt service in 2004 is $0.9 million. Debt service is expected to be paid from the rental payments received under the FedEx lease.

         Net cash provided by operating activities was $1.1 million for 2003, $1.6 million for 2002, and $2.7 million for 2001. The 2003 decrease in net cash provided by operating activities was primarily due to having three aircraft off-lease for most of the year. The decrease in net cash provided by operating activities during 2002 as compared to 2001 was primarily due to reduced revenue as a result of the termination on October 1, 2001 of the US Airways leases on five MD-81 aircraft.

         Total debt service on the fixed loan as a percentage of net cash provided by operating activities was 123%, 57%, and 80% for 2001, 2002 and 2003, respectively. However, cash flow from operating activities does not fully reflect cash receipts from lease payments. When the excess of rental receipts above finance lease income is added to cash flow from operating activities, the ratios of total debt service on the fixed loan as a percentage of net cash provided by operating activities become 27%, 35%, and 41%, for 2001, 2002 and 2003, respectively.

         Regular cash distributions paid by the Partnership were $7.1 million ($1.51 per unit) in 2001, $1.8 million ($0.38 per unit) in 2002, and $0.9 million ($0.20 per unit) in 2003. There were no special cash distributions paid in 2001. A special cash distribution of $7.0 million ($1.50 per unit) was declared in December 2001, and was paid in the first quarter of 2002. Also, a special cash distribution of $1.2 million was paid in November 2003.

         Pursuant to the Limited Partnership Agreement, the Partnership distributes all Cash Available from Operations net of expenses and reserves. Since such distributions were in excess of earnings, and because of the Partnership's net loss in 2003, Partnership equity declined from $25.8 million at December 31, 2002 to $6.1 million at December 31, 2003, and limited partner equity per Unit declined from $5.51 to $1.30. Included in the equity decline are the non-cash aircraft impairment charges of $14.5 million, or $3.11 per Unit, recorded in 2003.

         At December 31, 2003, the Partnership had cash on hand in the amount of $4.3 million, of which $1.4 million is payable to Unitholders on February 14, 2004 as cash distributions. In the event that the Partnership's cash on hand is significantly reduced as a result of unanticipated expenses, including unanticipated maintenance and refurbishing expenses with respect to the two aircraft leased by CSI following their lease expirations, cash distributions to Unitholders may be reduced or eliminated.

RESULTS OF OPERATIONS

2003 VS. 2002
_____________
         Net loss in 2003 was $16,302,000 compared with a net loss of $13,035,000 in 2002. The decline in earnings results from an increase in expenses, primarily due to higher impairment charges in 2003, and from reduced operating lease rental revenues.

         In 2003 and 2002, revenues were earned from only three of the six aircraft in the Partnership's portfolio during those years. The remaining three aircraft were off-lease, two of which were sold in 2003 and the third of which was sold in January 2004. Two of the leased aircraft were leased to CSI and the other was leased to FedEx.

         Revenues in 2003 were $1,615,000 compared with $3,027,000 in 2002. The revenue reductions were primarily due to lower operating lease rentals associated with the two aircraft leased to CSI, as the leases were extended at lower monthly rental rates to reflect the changing aircraft market conditions, and to the scheduled decline in finance lease income in 2003 associated with the aircraft leased to Fed Ex.

         Expenses in 2003 were $17,917,000, an increase of $1,855,000 from $16,062,000 for the comparable 2002 period. The increase in expenses was primarily due to higher aircraft impairment charges in 2003, as $14,533,000 in impairment charges was recorded in 2003 versus $11,086,000 recorded in 2002. The increase in impairment charges in 2003 was partially offset by lower interest expense in 2003 as a result of the reduction in the Partnership's debt balances, by lower depreciation expenses as a result of reduced depreciable aircraft values primarily due to the aircraft write-downs in 2002 and 2003, and by lower management fees and taxes due to a smaller asset base and lower revenues. In addition, $43,000 in credit to bad debt expense was recorded in December 2003, as a result of the receipt of stock from US Airways. The stock was issued by US Airways to the Partnership as a partial payment on the settlement reached with the airline in 2003. See "Aircraft Portfolio."

2002 VS. 2001
_____________
         Net loss in 2002 was $13,035,000, compared with a net income of $1,623,000 in 2001. The decline in earnings results from an increase in expenses, primarily due to aircraft impairment charges and an increase in depreciation expense, and from reduced revenues.

         In 2002, revenues were earned from only three of the six aircraft in the Partnership's portfolio. The remaining three aircraft were off-lease throughout the year. Two of the leased aircraft were leased to CSI and the other was leased to FedEx.

         Revenues in 2002 were $3,027,000 compared with $6,067,000 in 2001. The revenue reductions were primarily due to the expiration of the lease with US Airways for five aircraft in the fourth quarter of 2001, three of which remained off-lease as of December 31, 2002; the sale of one aircraft in December 2001; and the scheduled decline in finance lease income in 2002 associated with the aircraft leased to FedEx.

         Expenses in 2002 were $16,062,000, an increase of $11,618,000 from $4,444,000 for the comparable 2001 period. The increase in expenses was primarily due to the aircraft impairment charges in the third quarter of 2002 of $11,086,000, as the three off-lease aircraft were deemed impaired under SFAS 144, and depreciation expense of $3,206,000 in 2002 compared to depreciation expense of $1,268,000 for the comparable 2001 period. A note receivable from US Airways recorded on the Partnership's books in 2001 for $34,000 (net of discount and deferred income) was written off as a loss. The note was written off as a result of US Airways' bankruptcy filing, in August 2002, and the uncertainty of collection. Interest expense was lower in 2002 as a result of the reduction in the Partnership's debt balances. Management fees and taxes were lower due to a smaller asset base and lower revenues.

         For information regarding the percentage of total Partnership assets represented by aircraft owned and leased by the Partnership, see "Aircraft Portfolio."

2001 VS. 2000
_____________
         In 2001, revenues were earned from seven aircraft subject to finance and operating leases and from the gain on sale of one aircraft. The lease revenue reduction in 2001 as compared with 2000 was primarily due to the scheduled decline in finance lease income as the balances due from the lessees declined, the expiration of the lease with US Airways for five aircraft, three of which remained off lease, and the restructure of the TWA lease.

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

         The increase in general and administrative expenses was primarily due to aircraft maintenance and refurbishing expenses incurred in the preparation of two MD-82 aircraft for delivery to CSI.

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

         In November 2001 the Partnership entered into an agreement with US Airways with respect to the two MD-82 aircraft now leased to CSI, providing for US Airways to pay hold-over rent and to pay for certain agreed-upon maintenance work. US Airways made a cash payment covering a portion of the rent and maintenance costs and delivered an unsecured note for the remaining amount. The note was written off as a result of US Airways' bankruptcy filing, in August 2002, and the uncertainty of collection, resulting in a charge to bad debt expense of $34,000. See Note 5 of the Notes to Financial Statements.

OUTLOOK

         On March 17, 2004, the Board of Directors of the General Partner directed the General Partner to cease making new aircraft investments, sell the Partnership's remaining assets as attractive sale opportunities arise, distribute sale proceeds (after repaying debt and establishing appropriate reserves) to Unitholders after disposition, and dissolve the Partnership when all assets are sold. The General Partner also has amended the Amended and Restated Agreement of Limited Partnership of the Partnership, as amended (the "Limited Partnership Agreement") to give effect to this directive. See "BUSINESS
- Decision to Sell Assets and Dissolve."

         Aircraft sales will further reduce the Partnership's portfolio, which in turn will prospectively reduce net cash flows from operations. Also, given current market conditions, the General Partner cannot predict either the actual timing for completing sales of the Partnership's aircraft or the prices and other terms of such sales. The General Partner also cannot predict when net proceeds will be distributed to Unitholders or the aggregate amount of such net proceeds, both of which will depend upon a number of factors, including market conditions, the timing and terms of such asset sales, the amount of cash required to settle outstanding liabilities and contingencies, the amount of necessary cash reserves, and the expenses associated with selling assets and dissolving the Partnership.

         As a result of the March 17, 2004 Board of Directors action, the Partnership will classify lease assets as held for sale for the quarter ended March 31, 2004.

         The market conditions for aircraft leasing continue to be weak, as the supply of aircraft exceeds demand. The leases on the two aircraft on lease to CSI are scheduled to terminate in May 2004. In light of the decision of the General Partner to sell the Partnership's assets and dissolve the partnership, Management is not able to predict if or when the aircraft may be leased again after their return from CSI. If the leases with CSI are not extended, management's best estimate at the present time is that the Partnership would be able to recover net book value through a combination of lease rentals and sales proceeds; however, if the Partnership's assumptions regarding renewal lease rates and terms are not realized, the Partnership could record additional impairment charges with respect to these aircraft.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and Notes to Financial Statements described in
Item 14(a) are set forth in Appendix A and are filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A.   CONTROLS AND PROCEDURES

         (a) The Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, after evaluating the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this annual report, have concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in this annual report is accumulated and communicated to the Partnership's management to allow timely decisions regarding required disclosure.

         (b) No significant change was made in the Partnership's control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The Partnership has no directors or executive officers. Under the Limited Partnership Agreement, the General Partner has full power and authority in the management and control of the business of the Partnership, subject to certain provisions requiring the consent of the Limited Partners.

DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain information about the directors and executive officers of the General Partner as of February 29, 2004. As used below, "BALCAP" refers both to BALCAP and to BA Leasing and Capital prior to its BALCAP in September 1999.



                             POSITION WITH                               PRINCIPAL OCCUPATION AND
       NAME                 GENERAL PARTNER       AGE                   EMPLOYMENT FOR LAST 5 YEARS
__________________         _________________      ___                   ___________________________

David B. Gebler            Chairman of the         54       Mr.  Gebler is a Managing  Director  of Bank of America
                           Board, President,                National   Association   ("Bank  of  America")  and  of
                           Chief Executive                  BALCAP.   He  has  been  with  BALCAP  since  September
                           Officer and a                    1996.  From 1993 to  September  1996 he was Senior Vice
                           Director                         President   of  the   Transportation   and   Industrial
                                                            Financing business unit of USL Capital.  Mr. Gebler has
                                                            been President of the General Partner since 1989 and  a
                                                            Director  since 1990,  and  has  been Chairman and  CEO
                                                            since  September 1996.   Mr.  Gebler  holds  a bachelor
                                                            degree  in  mathematics  from  Clarkson  University and
                                                            graduate degrees in Engineering and Management from the
                                                            University of Michigan.

William A. Hasler          Director                62       Mr. Hasler has been the Co-Chief  Executive  Officer of
                                                            Aphton  Corporation  ,  a  biopharmaceutical   company,
                                                            since July 1998 and a Director of the  General  Partner
                                                            since  1995.  From  August 1991 to June 1998 he was the
                                                            Dean of the Haas School of  Business at the  University
                                                            of  California  at Berkeley.  From 1984 to 1991, he was
                                                            vice  chairman  and  director of KPMG Peat  Marwick and
                                                            was   responsible   for   its   worldwide    consulting
                                                            business.  He is a member of the board of  governors of
                                                            The  Pacific  Stock   Exchange  and  of  the  board  of
                                                            directors of Selectron  Corp.,  Schwab  Funds,  Mission
                                                            West,  Ditech  Communications,   Stratex  Network,  and
                                                            Aphton   Corporation.   He  is  a  graduate  of  Pomona
                                                            College and earned his MBA from Harvard .

Leonard Marks, Jr.         Director                82       Mr.  Marks  retired  as  Executive  Vice  President  of
                                                            Castle & Cooke,  Inc., in 1985.  Prior to that time, he
                                                            was also  President of the real estate and  diversified
                                                            activities  group of that  company.  Mr. Marks has been
                                                            a Director  of the  General  Partner  since  2001,  and
                                                            previously  was a Director to the General  Partner from
                                                            1986  to  1997.  For  many  years,   Mr. Marks  was  an
                                                            assistant  professor of Finance at the Harvard Business
                                                            School  and a  professor  of  Finance  at the  Stanford
                                                            Business  School.  He was  Assistant  Secretary  of the
                                                            United  States Air Force from 1964 to 1968.  Mr.  Marks
                                                            holds a Ph.D in Business  Administration  from  Harvard
                                                            University.



                             POSITION WITH                               PRINCIPAL OCCUPATION AND
       NAME                 GENERAL PARTNER       AGE                   EMPLOYMENT FOR LAST 5 YEARS
__________________         _________________      ___                   ___________________________

Richard P. Powers          Director                63       Mr.  Powers is a Vice  President  and  Chief  Financial
                                                            Officer  of  Corgentech.  From  1996  to 2000 he was an
                                                            Executive Vice President of Finance and  Administration
                                                            of  Eclipse  Surgical  Technologies,  Inc.,  a  medical
                                                            device  company.  He has been a Director of the General
                                                            Partner  since  1996.  From  1981 to 1994,  he was with
                                                            Syntex Corporation,  a pharmaceutical company,  serving
                                                            as Senior Vice  President and Chief  Financial  Officer
                                                            of that  company  from 1986 to 1994.  From 1994 to 1996
                                                            he  served  as   consultant   to   various   companies,
                                                            including  advising and assisting in the sale of Syntex
                                                            Corporation  to Roche  Corporation  in 1994. Mr. Powers
                                                            holds a Bachelor of Science  degree in Accounting  from
                                                            Canisius    College   and   a   Masters   in   Business
                                                            Administration from the University of Rochester.

K. Thomas Rose             Director                58       Mr. Rose has been Managing  Director,  Credit of BALCAP
                                                            since  1992.  He has  been a  Director  of the  General
                                                            Partner  since  October  1996.  Prior  to  his  present
                                                            responsibilities,  Mr. Rose was with  Security  Pacific
                                                            Leasing  Corporation  as  Executive  Vice  President  -
                                                            Lease Services  since 1973.  Mr. Rose holds a B.A. from
                                                            California  State  University,  Fullerton  and a  Juris
                                                            Doctorate  degree from Golden Gate  University,  School
                                                            of Law.

Robert A. Keyes            Chief Financial         51       Mr.  Keyes has been  Senior Vice  President  and Senior
                           Officer and a                    Finance  Manager of BALCAP since December  2000.  Prior
                           Director                         to  assuming  his present  responsibilities  at BALCAP,
                                                            Mr.  Keyes was with  Citicorp  Bankers  Leasing as Vice
                                                            President  and Head of  Operations  from  1997 to 2000.
                                                            From  1990 to 1997  Mr.  Keyes  was  with  USL  Capital
                                                            Corporation  (former parent of the General  Partner) as
                                                            Vice President and Corporate  Controller.  While at USL
                                                            Capital,  Mr. Keyes served as Chief  Financial  Officer
                                                            and as a Director of the General Partner.  From 1980 to
                                                            1990 Mr.  Keyes held  various  Finance  positions  with
                                                            Wells Fargo Leasing Corporation,  including Senior Vice
                                                            President and Chief Financial Officer.  Mr. Keyes holds
                                                            a Bachelor of Science  degree in  Economics  from Bates
                                                            College  and a Masters in Business  Administration  and
                                                            Accounting from Rutgers University.

AUDIT COMMITTEE FINANCIAL EXPERTS

         The General Partner's Board of Directors has determined that each of William A. Hasler, Richard P. Powers and Leonard Marks, Jr. is an audit committee financial expert as defined by Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

CODE OF ETHICS

         The General Partner has adopted a code of ethics applicable to all employees, including the General Partner's President, Chief Executive Officer and Chief Financial Officer. The code of ethics is filed as an exhibit to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

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

         The Partnership reimburses the General Partner for fees paid to Directors of the General Partner who are not otherwise affiliated with the General Partner or its affiliates. In 2003, such unaffiliated directors were paid an annual fee of $14,500 plus $500 for each board or committee meeting attended.

         The Partnership has not established any plans pursuant to which cash or non-cash compensation has been paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future. The Partnership has not issued or established any options or rights relating to the acquisition of its securities or any plans therefore.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

UNIT OWNERSHIP BY CERTAIN BENEFICIAL OWNERS

         As of February 29, 2004, the following persons were known to the Partnership to be beneficial owners of more than five percent of the Partnership's equity securities:


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

____________________

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
                               officers as a group

____________________

(1) Includes 200 Units held by Mr. Gebler as custodian for a child as to which Mr. Gebler has shared voting and dispositive power and as to which beneficial ownership is disclaimed.

(2)      Represents less than 1%.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a discussion of certain fees, expenses and reimbursements payable and paid to the General Partner and its affiliates by the Partnership, see Note 9 of Notes to Financial Statements. From time to time, the Partnership has borrowed funds from BALCAP or BA Leasing & Capital, including advances for expense payments. All such borrowings were unsecured and bore interest at a floating rate not exceeding the prime rate. At December 31, 2003 Airlease owed BALCAP $238,000 for such borrowings.



ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following financial statements of the Partnership are included in this report as Appendix A:

                                                                                                               Page
                                                                                                               ____

                  Management's Responsibility for Financial Statements...................................       A-1

                  Report of Independent Auditors ........................................................       A-2

                  Financial Statements:

                           Statements of Operations for the Years Ended December 31, 2003,
                           2002 and 2001 ................................................................       A-3





                           Balance Sheets, as of December 31, 2003 and 2002..............................       A-4

                           Statements of Cash Flows for the Years Ended December 31,
                           2003, 2002 and 2001...........................................................       A-5

                           Statements of Changes in Partners' Equity for the Years Ended
                           December 31, 2003, 2002 and 2001..............................................       A-6

                  Notes to Financial Statements .........................................................       A-6

                  Financial statement schedules other than those listed above are omitted because the required information is included in the financial statements or the notes thereto or because of the absence of conditions under which they are required.

         (b) On October 2, 2003, the Partnership filed a report on Form 8-K dated September 26, 2003, disclosing under Item 2 the completion of the sale by the Partnership of two MD-81 aircraft and related assets to OLSF, L.L.C. and the expected future sale of a third off-lease MD-81 aircraft and related assets to OLSF, L.L.C. On December 19, 2003, the Partnership filed a report on Form 8-K dated December 19, 2003, disclosing under Item 9 the formation by the Board of Directors of the General Partner of a special committee of independent directors to review management's recommendation that the Partnership adopt a plan for the immediate sale of all remaining aircraft followed by a dissolution of the Partnership.

         (c)      Exhibits required by Item 601 of Regulation S-B:

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

         3.4(1) Form of Depositary Receipt for Units of Limited Partners' Interest in the Partnership

         3.5(2)   Amendments to Amended and Restated Partnership Agreement.

         3.6      Second Amendment to Amended and Restated Partnership
                  Agreement.

         3.7      Third Amendment to Amended and Restated Partnership Agreement.

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

____________________

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

         10.57(5) Lease Supplement Number Three dated April 9, 2003, among
                  Wachovia Bank, National Association, as successor to First Union National Bank, not in its individual capacity but solely as Trustee, the Partnership and CSI Aviation Services, Inc.

         10.58(6) Lease Supplement Number Four dated September 10, 2003, among Wachovia Bank, National Association, as successor to First Union National Bank, not in its individual capacity but solely as Trustee, the Partnership and CSI Aviation Services, Inc.

         10.59(7) Aircraft Sales Agreement, dated as of August 12, 2003, among
                  Wachovia Bank, National Association as trustee, Airlease Ltd., a California limited partnership, and OLSF, L.L.C., a Delaware limited liability company.

         10.60(7) First Amendment to Aircraft Sales Agreement, dated as of
                  September 26, 2003, among Wachovia Bank, National Association as trustee, Airlease Ltd., a California limited partnership, and OLSF, L.L.C., a Delaware limited liability company.

___________________

(2) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

(3) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

(4) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(5) Incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003.

(6) Incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003.

(7) Incorporated by reference to the Partnership's Form 8-K dated September 26, 2003 filed on October 2, 2003.


         14.1     Code of Ethics.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1     Press Release dated March 18, 2004.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the fees for professional audit services rendered by Ernst & Young LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2003 and 2002 and review of financial statements included in the Partnership's Form 10-Q or Form 10-QSB for the quarters included in those years, and fees for other services rendered by Ernst & Young LLP during those years. The table also sets forth the fees for services rendered by priceWaterhouseCoopers during those years.

                                              2003      2002
                                            ________  ________

Audit Fees     - Ernst & Young LLP          $ 42,323  $ 42,000
Audit Related Fees                              ----     ----
Tax Fees (1)
Tax Fees - Ernst & Young LLP                  24,298    19,900
Tax Fees - PriceWaterhouseCoopers            189,234   166,981
                                            ________  ________
Total                                       $255,855  $228,881
                                            ========  ========

(1) Tax Fees rendered by Ernst & Young LLP consists of fees billed for professional services associated with preparing the Partnership's tax returns.

(2) Tax Fees rendered by PriceWaterhouseCoopers consist of fees billed for professional services associated with preparing the Form K-1 tax returns of the general partner and unitholders.

All engagements for services to the Partnership by Ernst & Young LLP, PriceWatterhouseCoopers or other independent accountants are subject to prior approval by the General Partner's Audit Committee.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2004.


                                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                                   (Registrant)



                                 By:   Airlease Management Services, Inc.,
                                       General Partner

                                 By:    /s/ DAVID B. GEBLER
                                       _______________________________________
                                            David B. Gebler
                                            Chairman, Chief Executive Officer
                                            and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

For Airlease Management
SERVICES, INC. ("AMSI"), GENERAL PARTNER


 /s/ DAVID B. GEBLER                                    March 18, 2004
____________________________________________
David B. Gebler
Chairman, Chief Executive Officer, President
and Director of AMSI


 /s/ ROBERT A. KEYES                                    March 18, 2004
____________________________________________
Robert A. Keyes
Chief Financial Officer and Director of AMSI


/s/ K. THOMAS ROSE                                      March 18, 2004
____________________________________________
K. Thomas Rose
Director of AMSI


/s/ WILLIAM A. HASLER                                   March 18, 2004
____________________________________________
William A. Hasler
Director of AMSI


/s/ LEONARD MARKS, JR.                                  March 18, 2004
____________________________________________
Leonard Marks, Jr.
Director of AMSI


/s/ RICHARD P. POWERS                                   March 18, 2004
____________________________________________
Richard P. Powers
Director of AMSI

The foregoing constitutes a majority of the members of the Board of Directors of Airlease Management Services, Inc. (the General Partner).

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

The Partnership's financial statements have been audited by Ernst & Young LLP, independent auditors for the years ended December 31, 2003 and 2002. Their audits were conducted in accordance with auditing standards generally accepted in the United States. The Independent Auditors' Report appears on page A-2.

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


 /s/ ROBERT A. KEYES
_______________________________________________
Robert A. Keyes
Chief Financial Officer
Airlease Management Services, Inc.

REPORT OF INDEPENDENT AUDITORS

To the Partners of Airlease Ltd.,
A California Limited Partnership:

We have audited the accompanying balance sheets of Airlease Ltd. (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, changes in partners'equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Airlease Ltd. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG LLP
_________________________

San Francisco, California
February 4, 2004
Except for Note 1, as to which the date is March 17, 2004



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                                                           For the years ended
                                                                                               December 31,
(In thousands, except per unit amounts)                                                2003         2002           2001
________________________________________________________________________________________________________________________

REVENUES

Finance lease income                                                         $          253  $       300    $     4,002
Operating lease rentals                                                               1,330        2,670          1,046
Gain on sale of aircraft                                                                  -            -            965
Other income                                                                             32           57             54

                                                                             ___________________________________________
Total revenues                                                                        1,615        3,027          6,067
                                                                             ___________________________________________

EXPENSES

Interest                                                                                190          231            550
Depreciation - aircraft                                                               2,037        3,206          1,268
Management fees and disposition and remarketing fees -
   General Partner                                                                      345          355            984
Investor reporting                                                                      353          425            365
General and administrative                                                              149          269            167
Taxes on gross income                                                                   211          142            884
Aircraft maintenance                                                                    142          314            226
Impairment charge on aircraft                                                        14,533       11,086              -
Bad debt recovery                                                                       (43)           -              -
Bad debt expense                                                                          -           34              -

                                                                             ___________________________________________
Total expenses                                                                       17,917       16,062          4,444
                                                                             ___________________________________________
NET INCOME/(LOSS)                                                            $      (16,302) $   (13,035)   $     1,623
                                                                             ___________________________________________

 NET INCOME/(LOSS) ALLOCATED TO:

GENERAL PARTNER                                                              $         (163) $      (130)   $        16
                                                                             ___________________________________________
Limited partners                                                             $      (16,139) $   (12,905)   $     1,607
                                                                             ___________________________________________
NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT                               $        (3.49) $     (2.79)   $      0.35
                                                                             ___________________________________________

See notes to financial statements



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                                                               As of December 31,
(In thousands except units outstanding)                                                      2003              2002
___________________________________________________________________________________________________________________
ASSETS

Cash and cash equivalents                                                             $     4,288         $   2,569
Investments - available for sale                                                               43                 -
Finance leases - net                                                                        3,718             5,939
Operating leases - net                                                                      2,250            12,753
Aircraft held for lease - net                                                                   -             8,500
Aircraft held for sale - net                                                                1,200                 -
Prepaid expenses and other assets                                                              33                50
                                                                                      _____________________________
Total assets                                                                          $    11,532            29,811
                                                                                      _____________________________


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Distribution payable to partners                                                      $     1,448         $     234
Accounts payable to General Partner and Affiliates                                            238               170
Accounts payable and accrued liabilities                                                      112               175
Aircraft sale security deposit                                                                200                 -
Maintenance reserves                                                                        1,425               748
Current portion of long-term note payable                                                     764               709
Long-term note payable                                                                      1,256             2,020
                                                                                      _____________________________
Total liabilities                                                                           5,443             4,056
                                                                                      _____________________________

PARTNERS' EQUITY:

Limited partners (4,625,000 units outstanding)                                              6,029            25,498
General partner (46,717 units outstanding)                                                     60               257
                                                                                      _____________________________
Total partners' equity                                                                      6,089            25,755
                                                                                      _____________________________

TOTAL LIABILITIES AND PARTNERS' EQUITY                                                $    11,532         $  29,811
                                                                                      =============================


See notes to financial statements



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                   For the years ended December 31,
(In thousands)                                                                   2003           2002          2001
_____________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             $ (16,302)     $(13,035)       $  1,623
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation - aircraft                                                     2,037         3,206           1,268
      Increase in deferred income                                                     -             -             509
      Bad debt expense                                                                -            34               -
      Bad debt recovery                                                             (43)            -               -
      Gain on sale of aircraft                                                        -             -            (965)
      Increase (decrease) in accounts payable and accrued liabilities                 5          (256)            134
      Increase in aircraft sale security deposit                                    200             -               -
      Increase in maintenance reserves                                              677           748               -
      Decrease in prepaid expenses and other assets                                  17            10              94
      Impairment charge on aircraft                                              14,533        11,086               -
      Increase (decrease) in taxes payable                                            -          (224)             84
                                                                              _______________________________________
Net cash provided by operating activities                                         1,124         1,569           2,747
                                                                              _______________________________________


CASH FLOWS FROM INVESTING ACTIVITIES
Rental receipts in excess of earned finance and operating lease income
                                                                                  1,053         1,010           9,869
Proceeds from sale of equipment                                                   2,400             -           9,000
Increase in notes receivable                                                          -             -            (544)
                                                                              _______________________________________

Net cash provided by investing activities                                         3,453         1,010          18,325
                                                                              _______________________________________


CASH FLOWS FROM FINANCING ACTIVITIES
Revolving credit repayment-net                                                        -             -          (1,765)
Repayment of long-term notes payable                                               (709)         (660)         (2,838)
Distributions paid to partners                                                   (2,149)       (8,782)         (7,054)
                                                                              _______________________________________

Net cash and cash equivalent used by financing activities                        (2,858)       (9,442)        (11,657)
                                                                              _______________________________________

Increase (decrease) in cash and cash equivalents                                  1,719        (6,863)          9,415
Cash at beginning of year                                                         2,569         9,432              17
                                                                              _______________________________________

Cash and cash equivalents at end of year                                      $   4,288      $  2,569        $  9,432
                                                                              _______________________________________
Additional information:
     Cash paid for interest                                                   $     193      $    244        $    510
                                                                              _______________________________________


See notes to financial statements



                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                                              For the years ended December 31, 2003, 2002, and 2001
                                                                             General       Limited
(In thousands except per unit amounts)                                       Partner      Partners         Total
___________________________________________________________________________________________________________________

Balance, December 31, 2000                                                      511         50,624        51,135
Net Income - 2001                                                                16          1,607         1,623
Distributions to partners declared
     ($2.67 per limited partnership unit)                                      (125)       (12,348)      (12,474)

                                                                              _____________________________________
Balance, December 31, 2001                                                      402         39,883        40,285
Net Loss - 2002                                                                (130)       (12,905)      (13,035)
Distributions to partners declared
     ($0.32 per limited partnership unit)                                       (15)        (1,480)       (1,495)

                                                                              _____________________________________
Balance, December 31, 2002                                                      257         25,498        25,755
Net Loss - 2003                                                                (163)       (16,139)      (16,302)
Distributions to partners declared
     ($0.72 per limited partnership unit)                                       (34)        (3,330)       (3,364)
                                                                              _____________________________________
BALANCE, DECEMBER 31, 2003                                                    $  60         $6,029        $6,089
                                                                              _____________________________________


See notes to financial statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

1. BACKGROUND AND ORGANIZATION

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

At December 31, 2003 and 2002, the Partnership's portfolio consisted of four and six Stage-III commercial aircraft, respectively. At December 31, 2003, two aircraft were leased to CSI Aviation Services, Inc. ("CSI"), one aircraft was leased to Federal Express Corporation

("FedEx"), and one was held for sale. At December 31, 2003 and 2002, the book value of aircraft by lessee as a percent of assets was as follows: FedEx, 32.2% and 19.9%; CSI, 19.5% and 42.8%; and off-lease aircraft, 10.4% and 28.5%. Revenues by lessee as a percentage of total revenue for 2003, 2002 and 2001, respectively, were as follows: CSI, 82.4%, 88.2% and 4.9%; and FedEx, 15.7%, 9.9% and 5.7%.

On March 17, 2004, the Board of Directors of the General Partner, acting in response to a recommendation made by a special committee of independent directors of its Board of Directors (the "Special Committee"), directed the General Partner to cease making new aircraft investments, sell the Partnership's remaining assets as attractive sale opportunities arise, distribute sale proceeds (after repaying debt and establishing appropriate reserves) to Unitholders after disposition, and dissolve the Partnership when all assets are sold. The General Partner also has amended the Amended and Restated Agreement of Limited Partnership of the Partnership, as amended (the "Limited Partnership Agreement") to give effect to this directive.

As a result of the foregoing, the Partnership will classify its lease assets as held for sale for the quarter ended March 31, 2004.

In 1997, the Unitholders of the Partnership authorized the General Partner to take these actions. Since that time, the General Partner had deferred taking such actions and continued to operate the Partnership while considering, from time to time, alternative investments. However, the General Partner has not made new investments in aircraft, primarily due to the weak aircraft leasing market. For a variety of reasons, including the General Partner's belief that significant improvement in this market is not forthcoming in the near term for the Partnership's aircraft, the General Partner determined, on the basis of the Special Committee's determination, that Unitholders likely will realize greater value from a dissolution of the Partnership compared to continued operation of the Partnership. Accordingly, the General Partner intends to exercise fully and promptly the authority granted to it previously by the Unitholders to sell assets, distribute net proceeds and dissolve the Partnership. To that end, the General Partner has commenced actively seeking buyers for the Partnership's aircraft.

Given current market conditions, the General Partner cannot predict either the actual timing for completing sales of the Partnership's aircraft or the prices and other terms of such sales. The General Partner also cannot predict when net proceeds will be distributed to Unitholders or the aggregate amount of such net proceeds, both of which will depend upon a number of factors, including market conditions, the timing and terms of such asset sales, the amount of cash required to settle outstanding liabilities and contingencies, the amount of necessary cash reserves, and the expenses associated with selling assets and dissolving the Partnership.

In 1997, the Unitholders also authorized the General Partner to impose restrictions on the transferability of outstanding units. The General Partner has not taken this action, although it reserves the right to do so if it concludes that implementing such restrictions would be in the best interests of the Unitholders in light of current partnership tax law.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

CASH EQUIVALENTS - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVESTMENT SECURITIES - Investment securities available for sale include 6,975 shares of US Airways Class A common stock received in December 2003 in partial settlement of a claim against US Airways for past due lease payments and damages resulting from US Airways' failure to return three aircraft in the condition prescribed in the lease agreement. These shares are reported at market value, with unrealized gains and losses, net of taxes, reported as a component of cumulative other comprehensive income in partners' equity. Unrealized gains and losses other-than-temporary impairments related to investment securities are determined using specific identification. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and specific prospects of the issuer of the investment security. At December 31, 2003, there were no realized or unrealized gains or losses on these investment securities.

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

NET INCOME/(LOSS) PER LIMITED PARTNERSHIP UNIT is computed by dividing the net income/(loss) allocated to the Limited Partners by the weighted average units outstanding (4,625,000 for each of the past three years).

LONG LIVED ASSETS - The Partnership accounts for its long-lived assets, including Operating Leases, aircraft held for lease and aircraft held for sale, in accordance with Statement of Financial Accounting Standards ("SFAS") No 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS".

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

SFAS 144 addresses how and when to measure impairment on long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. SFAS 144 retains the requirements of SFAS 121 whereby an impairment loss is recognized in an amount equal to the difference between the carrying value and the fair value if the carrying value of an asset is not recoverable based on undiscounted future cash flows. In accordance with SFAS 144, the Partnership tests its long-lived assets for recoverability at least annually and whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. (See Notes 4 and 6).

In accordance with SFAS 144, the Partnership classifies an aircraft as held for sale in the period in which a) management, having the authority to approve the action, commits to a plan to sell the asset, b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated at a price that is reasonable in relations to the assets current fair value, and d) the sale of the asset within one year is considered to be probable and it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

3. FINANCE LEASES

At December 31, 2003, and 2002, the Partnership owned one aircraft that was subject to a finance lease. The aircraft is leased to FedEx Corporation (FedEx) under a 13-year finance lease that expires in 2006. FedEx has the right to renew its lease for one six-month term at the current rent payable under the lease, and thereafter for four successive one-year terms at a fair market value rental.

In 2003, 2002, and 2001 this lease with FedEx resulted in finance lease income of $253,000, $300,000, and $346,000, respectively.

The components of this finance lease at December 31, 2003 and 2002, are summarized as follows (in thousands):

                                                    2003        2002
                                                   ______      ______

  Lease Receivable in installments                 $3,276      $4,582
  Residual valuation                                  700       2,000
  Unearned lease income                              (258)       (643)
                                                   ______      ______
  Net Investment                                   $3,718      $5,939
                                                   ======      ======

Residual valuation, which is reviewed annually, represents the estimated amount to be received from the disposition of aircraft after lease termination. If necessary, residual adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease. In 2003, the residual value was reviewed. The review indicated that the estimate of residual value had declined, and such decline was judged to be other than temporary. As a result the booked residual was reduced from $2,000,000 to $700,000. This new valuation resulted in an immediate charge to earnings in the amount of $1,168,000, which is included on the statement of operations as impairment charge on aircraft, and a reduction of $132,000 in earnings over the remaining term of the lease.

Finance lease receivables at December 31, 2003 are due in installments of $1,310,000 in 2004 and 2005, and $656,000 in 2006.

4. OPERATING LEASES

At December 31, 2003 and 2002, the Partnership had two aircraft that were subject to operating lease treatment. The two MD-82 aircraft were leased to CSI Aviation Services, Inc. (CSI) and generated $1,330,000 and $2,670,000 in operating lease rental income in 2003 and 2002, respectively. During 2001, the Partnership had three aircraft that were subject to operating lease treatment. As mentioned above, two aircraft were leased to CSI and generated $296,000 in operating lease rental income in 2001. The third aircraft was leased to American Airlines and generated $750,000 in operating lease rental income during 2001. The aircraft was sold in December 2001.

During 2003, management prepared quarterly impairment evaluations on the two CSI MD-82 aircraft. The evaluations indicated that the carrying value of the aircraft was not recoverable based on the undiscounted future cash flows to be generated by the aircraft. An impairment charge was recorded in June 2003 in the amount of $1,576,000 per aircraft. A second impairment charge was recorded in December 2003 in the amount of $2,858,000 per aircraft as a result of additional declines in values and to changes to probability assumptions applied to projected cash flows from the aircraft. The book value per aircraft after the impairment charges is $1,125,000.

The operating leases at December 31, 2003 and 2002 are summarized as follows (in thousands):

                                    2003              2002               2001
                                  _______           _______            _______
  Leased aircraft (at cost)       $14,560           $14,560            $14,560
  Impairment charges               (8,866)                0                  0
  Accumulated depreciation         (3,444)           (1,807)              (342)
                                  _______           _______            _______
  Net Investment                  $ 2,250           $12,753            $14,218
                                  =======           =======            =======

5. NOTE RECEIVABLE

In November 2001, the Partnership accepted a note receivable of $606,231 from US Airways in exchange for past due rent obligations owed to the Partnership on two of the five leased aircraft. The note receivable accrues interest at a rate of 7% per annum and provides for twelve equal monthly payments beginning in January 2003. The note was recorded at fair market value determined by discounting the future cash flows. Rental income associated with this note was deferred and was to be recognized as the note was repaid. The entire note was written off, as a result of US Airways' bankruptcy filing, in August 2002 and the uncertainty of collection, resulting in a charge to bad debt expense of $34,000.

6. AIRCRAFT HELD FOR LEASE OR SALE

In October 2001, US Airways, Inc. returned five aircraft that had been on lease under a finance lease to the Partnership. During 2001, two of these aircraft were re-leased to CSI under two operating lease agreements as previously described, and are included in the Operating Leases-net in the accompanying balance sheets as of December 31, 2003 and 2002. The other three aircraft sold in 2003 and January 2004 as described below.

On August 12, 2003, the Partnership signed a sales agreement with OLSF, LLC ("OLSF") to sell the three remaining aircraft in intervals of 120 days, with the first aircraft being delivered on August 12, 2003. The purchase price per aircraft is $1,200,000. As a result of the contractual sale price of the aircraft being lower than its book value, the aircraft were written-down in the second quarter of 2003. The $1,500,000 write-down per aircraft was equal to the difference between the carrying book value of $2,700,000 and the sale amount of $1,200,000.

In September of 2003, the sales agreement was amended to accelerate the sale and delivery of the second aircraft to September 26, 2003. A deposit of $200,000 previously paid to the Partnership and included in the balance sheet as of December 31, 2003, was credited against the $1,200,000 purchase price of the third aircraft, which was sold and delivered on January 26, 2004.

7. LONG-TERM NOTE PAYABLE

As of December 31, 2003 and 2002, the Partnership had one long-term note payable, a 7.4% non-recourse loan facility collateralized by the aircraft leased to FedEx, due in semi-annual installments of principal and interest of $451,000 through April 2006. At December 31, 2003 and 2002, $2,020,000 and $2,729,000,
were outstanding, respectively.

Based upon amounts outstanding at December 31, 2003, the minimum future principal payments on the outstanding fixed-rate long-term note payable are due as follows (in thousands):

             2004                                     $  764
             2005                                        822
             2006                                        434
                                                      ______
             Total Long Term Debt                     $2,020
                                                      ======


8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents carrying amounts and fair values of the Partnership's financial instruments at December 31, 2003 and 2002. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.


                                    2003            2003               2002              2002
(In thousands)                Carrying Amount    Fair Value   Carrying Amount Amount  Fair Value
                              _______________    __________   _______________         __________
Long-term notes
        (Note 7)                   $2,020          $2,079             $2,729            $2,762


The carrying amounts presented in the table are included in the balance sheets under the indicated captions.

Long-term debt is estimated by discounting the future cash flows using rates that are assumed would be charged to the Partnership for debt with similar terms and remaining maturities.

9. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

In accordance with the Agreement of Limited Partnership, the General Partner and its affiliates receive expense reimbursement, fees and other compensation for services provided to the partnership.

Amounts earned by the General Partner and affiliates for the years ended December 31, 2003, 2002, and 2001, were as follows (in thousands):

                                                 2003     2002       2001
                                                 ____     ____       ____

    Management fees                              $173     $303     $  481
    Disposition and remarketing fees              172       52        503
    Reimbursement of other costs                   79       79         79
    Reimbursement of interest costs                 2        2         10
                                                 ____     ____     ______
    TOTAL                                        $426     $436     $1,073
                                                 ====     ====     ======

The General Partner was allocated its 1% share of the Partnership net income/(loss) and cash distributions. Holding and BALCAP, each a limited partner and an affiliate of the General Partner, were also allocated their share of income/(loss) and cash distributions. As of December 31, 2003 and 2002, the Partnership had accounts payable to the General Partner or its affiliates of approximately $238,000 and $170,000 respectively.

10. FEDERAL INCOME TAX STATUS

The Partnership is considered a publicly traded Partnership ("PTP") under the Revenue Act of 1987. Under that Act, the Partnership was not subject to federal income tax as a partnership until 1998. Instead, net income or net loss are apportioned among Unitholders in accordance with their respective partnership interest and the number of months they held that interest.

Effective January 1, 1998, PTP's were required to choose to retain PTP status and be subjected to federal income tax as a corporation or to delist their units thereby removing themselves from the scope of the PTP rules. Faced with these alternatives, the Partnership initially recommended that its units be delisted.

In August and October 1997, respectively, Federal and California tax laws were amended to provide PTP's a third alternative. Under these amended laws, PTP's are allowed to continue to be publicly traded during 1998 and subsequent years without becoming subject to corporate income tax if they elect to pay a 3.5% Federal tax and a 1% California tax on their applicable gross income on a tax basis.

The board of directors of the General Partner unanimously concluded, after authorization from the Unitholders and consideration of a number of factors, including the 1997 tax law changes and the benefits of liquidity, that is was in the best interests of Unitholders for the Partnership to remain publicly traded at that time. Accordingly, in January 1998, the Partnership made an election to pay the annual gross income tax at the Partnership level.

11. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING AND THE NET DIFFERENCE BETWEEN THE PARTNERSHIP'S ASSETS AND LIABILITIES (UNAUDITED)

The difference between the method of accounting for income tax reporting and the method of accounting used in the accompanying financial statements are as follows (in thousands except per unit amounts):


                                                          2003           2002          2001
                                                        _________      _________      _______

Net income (loss) per financial statements:             $ (16,302)     $ (13,035)     $ 1,623
Increases/(decreases) resulting from:
        3.5% Gross Income Tax - non deductible                141            124          721
        Gain on sale of equipment                           2,400              0        6,487
       Lease rents earned less finance lease income         2,387            404        7,114
Bad debt charge-off                                             -             34            -
Impairment charge on aircraft                              14,533         11,086            -
Operating lease finance book depreciation                   2,037          3,206        1,268
Depreciation and amortization                                  (7)           (11)        (627)
                                                        _____________________________________
Income per income tax method                                5,189          1,808       16,586
Allocable to General Partner                                  (52)           (18)        (166)
                                                        _____________________________________
TAXABLE INCOME ALLOCABLE TO LIMITED PARTNERS            $   5,137      $   1,790      $16,420

 Taxable income per limited partnership unit after
 giving effect to taxable income allocable to General
 Partner (amount based on a unit owned from
 October 10, 1986)                                      $    1.11      $    0.39      $  3.55


ASSETS' TAX AND FINANCE BOOKS DIFFERENCES (IN THOUSANDS):

                           FINANCE          TAX
YEAR                        BOOKS           BOOKS         DIFFERENCE
____                      ________         ________       __________

2003                      $ 11,532         $ 11,255           $ 277
2002                        29,811            8,184          21,627

The difference between the booked assets on the finance and tax books in 2002 is primarily due to the faster aircraft depreciation method on the tax books versus the finance books. The difference narrowed in 2003 as a result of the aircraft impairment charges.

LIABILITIES' TAX AND FINANCE BOOKS DIFFERENCES (IN THOUSANDS):

                           FINANCE          TAX
YEAR                        BOOKS           BOOKS         DIFFERENCE
____                      ________         ________       __________

2003                      $ 5,443          $ 5,443            -
2002                        4,056            4,056            -

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per unit amounts):


             2003                                          MARCH 31           JUNE 30            SEPT. 30           DEC. 31
             ____                                          ________           _______            ________           _______

             Total Revenues                                 $  476          $    433              $  399          $    307
             Impairment Charge on Aircraft                       -          $ (7,651)                  -          $ (6,882)
             Net Income/(Loss)                              $ (458)         $ (8,186)             $ (371)         $ (7,287)
             Net Income/(Loss) Per Limited                  $(0.10)         $  (1.75)             $(0.08)         $  (1.56)
             Partnership Unit
             Unit Trading Data:
             Unit Prices (high-low)                        $0.97-$0.72     $1.85-$0.65         $2.03-$1.25       $2.03-$1.55
             Unit Trading Volumes OTCBB                        510               561                 571               571




             2002                                          MARCH 31           JUNE 30            SEPT. 30           DEC. 31
             ____                                          ________           _______            ________           _______

             Total Revenues                                 $  859             $ 833              $  833           $   502
             Impairment Charge on Aircraft                       -                 -            $(11,086)                -
             Net Income/(Loss)                              $ (422)           $ (337)           $(11,567)          $  (709)
             Net Income/(Loss) Per Limited                  $(0.09)           $(0.07)            $ (2.48)          $ (0.15)
             Partnership Unit
             Unit Trading Data:
             Unit Prices (high-low) on NYSE/OTCBB         $6.60-$4.95       $5.99-$3.03       $3.30-$1.50       $1.25-$0.61
             Unit Trading Volumes on NYSE/OTCBB                378               361                 438               678



                                INDEX TO EXHIBITS

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

         3.4(1) Form of Depositary Receipt for Units of Limited Partners' Interest in the Partnership

         3.5(2)   Amendments to Amended and Restated Partnership Agreement.

         3.6      Second Amendment to Amended and Restated Partnership
                  Agreement.

         3.7      Third Amendment to Amended and Restated Partnership Agreement.

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

____________________

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

         10.57(5) Lease Supplement Number Three dated April 9, 2003, among
                  Wachovia Bank, National Association, as successor to First Union National Bank, not in its individual capacity but solely as Trustee, the Partnership and CSI Aviation Services, Inc.

         10.58(6) Lease Supplement Number Four dated September 10, 2003, among Wachovia Bank, National Association, as successor to First Union National Bank, not in its individual capacity but solely as Trustee, the Partnership and CSI Aviation Services, Inc.

         10.59(7) Aircraft Sales Agreement, dated as of August 12, 2003, among
                  Wachovia Bank, National Association as trustee, Airlease Ltd., a California limited partnership, and OLSF, L.L.C., a Delaware limited liability company.

         10.60(7) First Amendment to Aircraft Sales Agreement, dated as of
                  September 26, 2003, among Wachovia Bank, National Association as trustee, Airlease Ltd., a California limited partnership, and OLSF, L.L.C., a Delaware limited liability company.

____________________

(2) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

(4) Incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

(4) Incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

 (5) Incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003.

(6) Incorporated by reference to the Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003.

(7) Incorporated by reference to the Partnership's Form 8-K dated September 26, 2003 filed on October 2, 2003.


         14.1     Code of Ethics.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1     Press Release dated March 18, 2004.