Form 10QSB
period 2004-03-31
AIRLEASE LTD
filed 2004-05-11
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   Form 10-QSB



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                          Commission file number 1-9259


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        CALIFORNIA                                        94-3008908
-----------------------------               ------------------------------------
  (State of Organization)                   (I.R.S. Employer Identification No.)



      555 CALIFORNIA STREET, 4TH FLOOR, SAN FRANCISCO, CA.        94104
      ----------------------------------------------------        -------
           (Address of principal executive offices)              (Zip Code)


                                 (415) 765-1814
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP








                                    I N D E X


                                                                        Page No.

Part I - Financial Information:

   Item 1.   Condensed Financial Statements (Unaudited)

             Condensed Balance Sheets --
               March 31, 2004 and December 31, 2003...........................3

             Condensed Statements of Operations --
               Three months ended March 31, 2004 and 2003.....................4

             Condensed Statements of Changes of Partners' Equity Accounts
               Three months ended March 31, 2004 and 2003.....................5

             Condensed Statements of Cash Flows
               Three months ended March 31, 2004 and 2003.....................6

             Notes to Condensed Financial Statements..........................7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................10

   Item 3.   Controls and Procedures.........................................12

Part II - Other Information:

   Item 1.   Legal Proceedings...............................................13

   Item 6.   Exhibits and Reports on Form 8-K................................13
             Signatures......................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                                                       MARCH 31,
                                                                         2004                 DECEMBER 31,
(IN THOUSANDS EXCEPT UNIT DATA)                                       (UNAUDITED)                2003 *
----------------------------------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                              $  3,459               $   4,288
Accounts Receivable                                                          31                       -
Investments - available for sale                                              -                      43
Finance leases - net                                                          -                   3,718
Operating leases - net                                                        -                   2,250
Aircraft held for sale (1) 727-200                                        3,200                       -
Aircraft held for sale (2) MD-82                                          2,232                       -
Aircraft held for sale (1) MD-81                                              -                   1,200
Prepaid expenses and other assets                                            29                      33
                                                                       --------               ---------

          Total assets                                                 $  8,951                $ 11,532
                                                                       ========               =========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                                       $  1,448               $   1,448
Accounts payable to General Partner and Affiliates                           62                     238
Accounts payable and accrued liabilities                                    278                     112
Aircraft sale security deposit                                                -                     200
Maintenance reserves                                                      1,187                   1,425
Taxes payable                                                                75                       -
Current portion of long-term notes payable                                  764                     764
Long-term notes payable                                                   1,256                   1,256
                                                                       --------               ---------

          Total liabilities                                               5,070                   5,443
                                                                       --------               ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)                            3,843                   6,029
General partner (46,717 units outstanding)                                   38                      60
                                                                       --------               ---------

          Total partners' equity                                          3,881                   6,089
                                                                       --------               ---------

          Total liabilities and partners' equity                       $  8,951               $  11,532
                                                                       ========               =========


See accompanying notes to the condensed financial statements

* The amounts are derived from the December 31, 2003, audited financial statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                       CONDENSED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED
(UNAUDITED; IN THOUSANDS                                MARCH 31,
EXCEPT PER UNIT AMOUNTS)                         2004           2003
--------------------------------------------------------------------------------

REVENUES

Finance lease income                            $    43       $    69
Operating lease rentals                             248           400
Other income                                         (3)            7
                                                -------       -------

          Total revenues                            288           476
                                                -------       -------


EXPENSES

Interest                                             40            53
Depreciation                                         18           638
Management fees and disposition and
    remarketing fees - General Partner               89            67
Investor reporting                                   95            85
General and administrative                          164            29
Aircraft maintenance and refurbishing                 6            33
Impairment charge on aircraft                       561             -
Tax on gross income                                  75            29
                                                -------       -------

          Total expenses                          1,048           934
                                                -------       -------


Net loss                                        $  (760)      $  (458)
                                                =======       =======

Net loss Allocated To:

    General Partner                             $    (8)      $    (4)
                                                =======       =======

    Limited Partners                            $  (752)      $  (454)
                                                =======       =======

Net loss per limited partnership unit           $ (0.16)      $ (0.10)
                                                =======       =======




See accompanying notes to the condensed financials statements


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


          CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY ACCOUNTS

                        THREE MONTHS ENDED MARCH 31, 2004


                                            GENERAL              LIMITED                 TOTAL
(UNAUDITED; IN THOUSANDS)                 PARTNER                PARTNERS                PARTNERSHIP
---------------------------------------------------------------------------------------------------------


Balance, January 1, 2003                    $   258               $ 25,497               $  25,755

Net Loss                                         (4)                  (454)                   (458)

Declared Distributions                           (3)                  (231)                   (234)
                                            -------               --------               ---------

Balance, March 31, 2003                     $   251               $ 24,812               $  25,063
                                            =======               ========               =========


Balance, January 1, 2004                    $    60               $  6,029               $   6,089

Net Loss                                         (8)                  (752)                   (760)

Declared Distributions                          (14)                (1,434)                 (1,448)
                                            -------               --------               ---------

Balance, March 31, 2004                     $    38               $  3,843               $   3,881
                                            =======               ========               =========



See accompanying notes to the condensed financial statements


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
(UNAUDITED; IN THOUSANDS)                                                         2004             2003
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $  (760)         $  (458)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation                                                                        18              638
Loss on the sale of stock                                                           12                -
Changes in assets and liabilities:
    Decrease in prepaid expenses and other assets                                    4                3
    Increase (decrease) in accounts payable and accrued liabilities                166              (79)
    Decrease in accounts payable to General Partner and Affiliates                (176)              (8)
    Decrease (increase) in maintenance reserves                                   (238)             150
    Impairment charge on aircraft                                                  561                -
    Increase in taxes payable                                                       75               29
                                                                                    --               --
Net cash (used in) provided by operating activities                               (338)             275
                                                                               -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of aircraft                                                   1,000                -
Rental receipts in excess of finance and operating lease income                    (43)             (68)
                                                                               -------          -------

  Net cash (used in) provided by investing activities                              957              (68)
                                                                               -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions paid to partners                                                  (1,448)            (234)
                                                                               -------          -------

  Net cash used in financing activities                                         (1,448)            (234)
                                                                               -------          -------

Decrease in cash and cash equivalents                                             (829)             (27)
Cash and cash equivalents at beginning of period                                 4,288            2,569
                                                                               -------          -------

Cash and cash equivalents at end of period                                     $ 3,459          $ 2,542
                                                                               =======          =======


ADDITIONAL INFORMATION

Interest paid                                                                  $   157          $     2
                                                                               =======          =======

Reclassification of operating leases - net to aircraft held for sale           $ 2,232          $     -
                                                                               -------          -------
Reclassification of finance lease - net to aircraft held for sale              $ 3,200          $     -
                                                                               -------          -------
Aircraft sale security deposit applied against aircraft purchase price         $   200          $     -
                                                                               -------          -------


See accompanying notes to the condensed financials statements

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements of Airlease Ltd., A California Limited Partnership (the Partnership), reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of the Partnership, necessary to fairly state the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 2003, balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 2003.

DECISION TO SELL ASSETS AND DISSOLVE - On March 17, 2004, the Board of Directors of the General Partner, acting in response to a recommendation made by a special committee of independent directors of its Board of Directors (the "Special Committee"), directed the General Partner to cease making new aircraft investments, sell the Partnership's remaining assets as attractive sale opportunities arise, distribute sale proceeds (after repaying debt and establishing appropriate reserves) to Unitholders after disposition, and dissolve the Partnership when all assets are sold. The General Partner also has amended the Amended and Restated Agreement of Limited Partnership of the Partnership, as amended (the "Limited Partnership Agreement"), to give effect to this directive.

In 1997, the Unitholders of the Partnership authorized the General Partner to take these actions. Since that time, the General Partner had deferred taking such actions and continued to operate the Partnership while considering, from time to time, alternative investments. However, the General Partner has not made new investments in aircraft, primarily due to the weak aircraft leasing market. For a variety of reasons, including the General Partner's belief that significant improvement in this market is not forthcoming in the near term for the Partnership's aircraft, the General Partner determined, on the basis of the Special Committee's determination, that Unitholders likely will realize greater value from a dissolution of the Partnership compared to continued operation of the Partnership. Accordingly, the General Partner intends to exercise fully and promptly the authority granted to it previously by the Unitholders to sell assets, distribute net proceeds and dissolve the Partnership. To that end, the General Partner has been actively seeking buyers for the Partnership's aircraft.

MD-82S SALE

Pursuant to the Board's directive and the authority granted to the General Partner by the unitholders to sell the Partnership's remaining assets as attractive sale opportunities arise, the General Partner, on May 10, 2004, sold to Jetran International Ltd. the two MD-82 aircraft previously on lease to CSI for $1.3 million and $1.4 million, respectively, for a total of $2.7 million in cash and recognized a gain in the second quarter of $468,000.

FEDEX AIRCRAFT NEGOTIATIONS

The General Partner is currently in negotiations with FedEx Corporation ("FedEx") to sell to FedEx the aircraft currently on lease to FedEx. While there can be no assurance that these negotiations will result in execution of a purchase and sale agreement and sale of the aircraft to FedEx, the General Partner expects to sell the aircraft to FedEx in May 2004 for a sale price of approximately $2,545,000 (representing $3,200,000 reduced by the April 2004 rent payment of approximately $655,000). Since the sale price is expected to be lower than the book value of the lease as of March 31, 2004, an impairment charge of $561,000 was recorded in the first quarter of 2004.

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

INVESTMENT SECURITIES - Investment securities available for sale include 6,975 shares of US Airways Class A common stock received in December 2003 in partial settlement of a claim against US Airways for past due lease payments and damages resulting from US Airways' failure to return three aircraft in the condition prescribed in the lease agreement. These shares are reported at market value, with unrealized gains and losses, net of taxes, reported as a component of cumulative other comprehensive income (loss) in partners' equity. Unrealized gains and losses other-than-temporary impairments related to investment securities are determined using specific identification. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and specific prospects of the issuer of the investment security. On March 30, 2004, the Partnership sold its 6,975 shares of Common A stock with a settlement date of April 2, 2004. The net sale price of the stock was $31,177, which is included as accounts receivable as of March 31, 2004. Since the sale price is lower than the investment book value, a loss on sale of $12,208 was recorded in the first quarter of 2004 and as a component of other income in the income statement.

AIRCRAFT HELD FOR SALE - Due to the decision by the Partnership's board of directors to sell all of the aircraft in the Partnership's portfolio, the B727-200 FH aircraft, which is subject to a finance lease expiring in April of 2006 was reclassified as aircraft held for sale. In addition, the two operating leases of the MD-82 aircraft that are leased to CSI with an expiration date of May 10, 2004 have also been reclassified as aircraft held for sale. Since the MD-82 aircraft have been sold in May 2004, depreciation expense will no longer be recorded commencing April 1, 2004.

MAINTENANCE RESERVES - On certain operating leases the Partnership requires the lessees to pay aircraft maintenance reserves. The reserves will be applied toward the aircraft's future maintenance requirements. Reserves are collected for engines, airframe, and other aircraft components. The amount of the reserves is based on flight hours. During the first quarter of 2004, $300,000 of these reserves was used to pay for such maintenance. As a result of the sale of the sale of the two MD-82 aircraft in the month of May 2004, any remaining maintenance reserves will be recognized as income in the second quarter of 2004.

LONG-LIVED ASSETS - The Partnership accounts for its long-lived assets, including Operating Leases and Aircraft Held for Lease and assets held for sale, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS".

SFAS No. 144 addresses how and when to measure impairment on long-lived assets, and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. Under SFAS No. 144, an impairment loss is recognized in an amount equal to the difference between the carrying value and the fair value if the carrying value of an asset is not recoverable based on undiscounted future cash flows. Assets held for sale are carried at estimated fair value, less estimated disposal costs.

Residual valuation, which is reviewed annually, represents the estimated amount to be received from the disposition of aircraft after lease termination. If necessary, residual adjustments are made which result in an immediate charge to earnings and/or a reduction in earnings over the remaining term of the lease. In the fourth quarter of 2003, the residual value of the 727-200FH aircraft on lease to Federal Express Corporation ("FedEx") was reviewed. The review indicated that the estimate of residual value had declined, and such decline was judged to be other than temporary. As a result, the booked residual was reduced from $2,000,000 to $700,000. This new valuation resulted in an immediate charge to 2003 earnings in the amount of $1,168,000, and a reduction of $132,000 in earnings over the remaining term of the lease. The General Partner is currently in negotiations with FedEx to sell to FedEx the aircraft it is currently leasing. While there can be no assurance that these negotiations will result in execution of a purchase and sale agreement and sale of the aircraft to FedEx, the General Partner expects to sell the aircraft to FedEx in May 2004 for a sale price of approximately $2,545,000 (representing $3,200,000 reduced by the April 2004 rent payment of approximately $655,000). Since the sale price is expected to be lower than the book value of the lease as of March 31, 2004, an impairment charge of $561,000 was recorded in the first quarter of 2004.

During 2003, management prepared quarterly impairment evaluations on the two aircraft currently on lease to CSI. The evaluations indicated that the carrying value of the aircraft was not recoverable based on the undiscounted future cash flows to be generated by the aircraft. An impairment charge was recorded in June 2003 in the amount of $1,576,000 per aircraft. A second impairment charge was recorded in December 2003 in the amount of $2,858,000 per aircraft as a result of additional declines in estimated values and changes to probability assumptions applied to projected cash flows from the aircraft. The book value per aircraft after the impairment charges was $1,125,000, which was further reduced by $9,000 of depreciation expense during the 1st quarter of 2004. Pursuant to the Board's directive and the authority granted to the General Partner by the unitholders to sell the Partnership's remaining assets as attractive sale opportunities arise, the General Partner, on May 10, 2004, sold to Jetran International Ltd. the two MD-82 aircraft previously on lease to CSI Aviation Services, Inc. ("CSI") for $1.3 million and $1.4 million, respectively, for a total of $2.7 million. A gain of $468,000 was recognized upon the sale of these two aircraft during the second quarter of 2004.

NET LOSS PER LIMITED PARTNERSHIP UNIT - Net loss per limited partnership unit is computed by dividing the net loss allocated to the Limited Partners by the weighted average limited partner units outstanding (4,625,000).

2. CASH DISTRIBUTIONS - In March 2004, the Partnership declared a regular first-quarter 2004 cash distribution of $0.05 per unit totaling approximately $234,000. The Partnership also declared a special cash distribution of $0.26 as a result of the sale on January 26, 2004 of one MD-81 off-lease aircraft. Both, the regular and the special cash distributions are payable on May 14, 2004 to unitholders of record on March 31, 2004. As a result of these distributions, and the Partnership loss in the first quarter of 2004, Partnership equity declined to $3.9 million at March 31, 2004 from $6.1 million at December 31, 2003, and limited partner equity per unit declined to $0.83 from $1.30. The 2004 first-quarter cash distributions constitute a return of capital. The 2003 first-quarter regular cash distribution was also $0.05 per unit.

The cash distributions paid in the first three months of 2004 totaled $1,448,232, of which $14,482 was allocated to the General Partner and $1,433,750 was allocated to the limited partners, or $0.31 per limited partnership unit, representing the regular fourth quarter 2003 distribution of $0.05 per unit, and a special cash distribution of $0.26 from the sale of one MD-81 off-lease aircraft.

3. PORTFOLIO TRANSACTIONS

AIRCRAFT SALE - On August 12, 2003, the Partnership entered into an agreement with OLSF, LLC ("OLSF") to sell three off-lease MD-81 aircraft in intervals of 120 days, with the first aircraft being delivered on that date. The purchase price per aircraft was $1,200,000. In September of 2003, the agreement with OLSF was amended to accelerate the sale and delivery of the second aircraft to September 26, 2003. A deposit of $200,000 previously paid to the Partnership and included on the balance sheet as an aircraft sale security deposit as of December 31, 2003, was credited against the $1,200,000 purchase price of the third aircraft, which was sold and delivered on January 26, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DECISION TO SELL ASSETS AND DISSOLVE

On March 17, 2004, the Board of Directors of the General Partner, acting in response to a recommendation made by a special committee of independent directors of its Board of Directors, directed the General Partner to cease making new aircraft investments, sell the Partnership's remaining assets as attractive sale opportunities arise, distribute sale proceeds (after repaying debt and establishing appropriate reserves) to unitholders of the Partnership after disposition, and dissolve the Partnership when all assets are sold. The General Partner also amended the Partnership's Limited Partnership Agreement to give effect to this directive. In 1997, the unitholders of the Partnership authorized the General Partner to take these actions.

Pursuant to the Board's directive and the authority granted to the General Partner by the unitholders to sell the Partnership's remaining assets as attractive sale opportunities arise, the General Partner, on May 10, 2004, sold to Jetran International Ltd. the two MD-82 aircraft previously on lease to CSI Aviation Services, Inc. ("CSI") for $1.3 million and $1.4 million, respectively, for a total of $2.7 million in cash and recognized a gain of $468,000. The General Partner is currently in negotiations with FedEx Corporation ("FedEx") to sell to FedEx the aircraft it is currently leasing. While there can be no assurance that these negotiations will result in execution of a purchase and sale agreement and sale of the aircraft to FedEx, the General Partner expects to sell the aircraft to FedEx in May 2004 for a sale price of approximately $2,545,000 (representing $3,200,000 reduced by the April 2004 rent payment of approximately $655,000). Since the sale price is expected to be lower than the book value of the lease as of March 31, 2004, an impairment charge of $561,000 was recorded in the first quarter of 2004.

RESULTS OF OPERATIONS

The Partnership reported a loss of $760,000 in the first quarter ended March 31, 2004, compared with last year's first quarter loss of $458,000. Revenues for the 2004 first quarter were $288,000 compared with last year's first quarter revenues of $476,000.

The increase in net loss for the first three months of 2004 as compared with the same period of last year results from a decrease in revenues and an increase in expenses.

The revenue reductions are primarily due to lower operating lease rental income associated with the two aircraft on lease to CSI, and the scheduled decline in finance lease income in 2004 associated with the aircraft leased to FedEx.

Expenses for the first three months of 2004 were $1,048,000, an increase of $115,000 from $934,000 for the comparable 2003 period. The increase in expenses is primarily due to the impairment charge of $561,000 on the FedEx aircraft recorded in the first quarter of 2004, and by higher general and administrative expenses and taxes on gross income, partially offset by lower depreciation expenses. Depreciation expenses in 2004 were $18,000 compared with $638,000 in the first quarter of 2003. The decrease in depreciation expenses is due to a significantly lower depreciation rate on the two CSI MD-82 aircraft, as the carrying value of the aircraft was substantially written down in 2003, and to the sale of the three off-lease MD-81 aircraft.

Higher 2004 general and administrative expenses are primarily due to legal expenses incurred in connection with the review of the Board of Directors of the proposed sale of the remaining aircraft and dissolution of the Partnership and other strategic alternatives.

Higher 2004 taxes on gross income are primarily due to taxes associated with the sale of one off-lease aircraft in the first quarter of 2004.

PORTFOLIO MATTERS

At March 31, 2003, the Partnership's portfolio consisted of three Stage-III commercial aircraft. Two were leased to CSI, and one was leased to FedEx.

The lease for two aircraft to CSI terminated on May 10, 2004, and the aircraft were sold on that date. Prior to that date, CSI operated the two aircraft under a contract for charter services to the United States Marshals Service ("USMS"). In March 2003, the CSI leases were extended on a month-to-month basis at a monthly rental rate of $60,000 per aircraft. In September 2003, the CSI leases were amended to provide for a reduced lease rate of $45,000 per aircraft, so long as CSI is leasing both aircraft, and a lease rate of $60,000 per aircraft if CSI is leasing only one of the two aircraft. CSI's contract with USMS was expected to terminate in January 2004. In January 2004, the leases on the two aircraft were extended to May 2004 to coincide with USMS's extension of its contract with CSI. The lease extension provided for a monthly rental of $100,000 per month per aircraft. However, the Partnership was required to contribute $150,000 per aircraft toward the FAA required airframe maintenance referred to as a C-Check. These maintenance expenses were charged against the maintenance reserves in the first quarter of 2004. In addition, the Partnership was required to provide a $50,000 per month rent credit per aircraft for the three-month period commencing February 10, 2004. As a result, the maintenance expenses and rent credit fully offset the rental income during this three-month lease term.

The lease for a 727-200 FH aircraft to FedEx is scheduled to terminate in 2006. The General Partner expects to sell this aircraft in May 2004.

OUTLOOK

As a result of the sale on May 10, 2004 of the two MD-82 aircraft previously on lease to CSI and the expected sale in May 2004 of the aircraft currently on lease to FedEx, the Partnership will no longer own any aircraft and will not be expected to have any material net cash flow from operations. The General Partner cannot predict when net proceeds from the sale of the aircraft will be distributed to unitholders or the aggregate amount of such net proceeds available for distribution, both of which will depend upon a number of factors, including the exact timing of the sale of the FedEx aircraft, the amount of cash required to settle outstanding liabilities and contingencies, the amount of necessary cash reserves, and the expenses associated with selling assets and dissolving the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership presently has one long-term debt facility. At March 31, 2004, the 7.4% non-recourse note collateralized by one aircraft leased to FedEx had an outstanding balance of $2.0 million. This outstanding balance is 4.0% of the original cost of all aircraft owned by the Partnership as of March 31, 2004, including capital expenditures for upgrades. The terms of the Limited Partnership Agreement permit debt to be at a level not exceeding 50% of such cost. The lease and debt facility mature in April 2006. The loan is expected to be re-paid upon the sale of the aircraft to FedEx

In March 2004, the Partnership declared a regular first-quarter 2004 cash distribution of $0.05 per unit totaling approximately $234,000. The Partnership also declared a special cash distribution of $0.26 per unit as a result of the sale on January 26, 2004 of one MD-81 off-lease aircraft. Both the regular and the special cash distributions are payable on May 14, 2004 to unitholders of record on March 31, 2004. As a result of these distributions, and the Partnership loss in the first three-months of 2004, Partnership equity declined to $3.9 million at March 31, 2004 from $6.1 million at December 31, 2003, and limited partner equity per unit declined to $0.83 from $1.30. Both the regular and the special 2004 cash distribution constitute a return of capital. The 2003 first-quarter regular cash distribution was also $0.05 per unit.

The cash distributions paid in the first three months of 2004 totaled $1,448,232, of which $14,482 was allocated to the General Partner and $1,433,750 was allocated to the limited partners, or $0.31 per limited partnership unit, representing the regular fourth quarter 2003 distribution of $0.05 per unit, and a special cash distribution of $0.26 from the sale of one MD-81 off-lease aircraft.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2002, the Partnership commenced litigation against US Airways seeking to recover damages for US .Airways' failure to return three aircraft leased to US Airways in the condition prescribed in the lease following lease expiration on October 1, 2001 and to pay rent due on such aircraft. US Airways subsequently filed for bankruptcy, and the owner trustee for the Partnership (the "Owner Trustee") filed a proof of claim in the bankruptcy case in the amount of $13.0 million with respect to the aircraft. In September 2003, the Owner Trustee and US Airways entered into a stipulation providing for the allowance of an unsecured claim in the bankruptcy case in the amount of $9.3 million. In its Disclosure Statement dated January 17, 2003, filed as part of its proposed plan of reorganization, US Airways projected that it would pay between 1.2% and 1.8% on unsecured claims. In December 2003, the Partnership received a partial distribution from US Airways in the form of company Class A Common stock and Warrants redeemable for Class A Preferred stocks. The Partnership received 6,975 shares of Class A Common stock, which were valued as of December 31, 2003 at $43,385 ($6.22 per share) and warrants for 4,278 of Class A Preferred stock. No value was recorded on the Preferred stock since the per share strike price of $7.42 was higher than the closing stock price of $6.22 at December 31, 2003. On March 30, 2004, the Partnership sold its 6,975 shares of Common A stock with a settlement date of April 2, 2004. The net sale price of the stock was $31,177. Since the sale price is lower than the investment book value, a loss on sale of $12,208 was recorded in the first quarter of 2004 and included in other income in the income statement.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits:

           31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b) On January 29, 2004, the Partnership filed a report on Form 8-K dated January 26, 2004, disclosing under Item 2 the completion of the sale by the Partnership of the third of three off-lease MD-81 aircraft and related assets to OLSF, L.L.C.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 By:  Airlease Management Services, Inc.
                                      General Partner


MAY 11, 2004                     By: /s/ DAVID B. GEBLER
------------------                  ----------------------------------------

Date                                  David B. Gebler
                                      Chairman, Chief Executive Officer
                                      and President


MAY 11, 2004                     By: /s/ ROBERT A. KEYES
------------------                  --------------------------------------

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


         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) On January 29, 2004, the Partnership filed a report on Form 8-K dated January 26, 2004, disclosing under Item 2 the completion of the sale by the Partnership of the third of three off-lease MD-81 aircraft and related assets to OLSF, L.L.C.