Form 10QSB
period 2004-06-30
AIRLEASE LTD
filed 2004-07-15
CIK 799033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   Form 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended June 30, 2004


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

                   Balance Sheets --
                     June 30, 2004 and December 31, 2003......................3

                   Statements of Operations --
                     Three and six months ended June 30, 2004 and 2003........4

                   Condensed Statements of Changes of Partners' Equity Accounts
                     Six months ended June 30, 2004 and 2003..................5

                   Statements of Cash Flows
                     Six months ended June 30, 2004 and 2003..................6

                   Notes to Condensed Financial Statements....................7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.............10

         Item 3.   Controls and Procedures...................................13

Part II - Other Information:

         Item 6.   Exhibits and Reports on Form 8-K..........................12
                   Signatures................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                      JUNE 30,
                                                        2004        DECEMBER 31,
(IN THOUSANDS EXCEPT UNIT DATA)                       UNAUDITED)        2003*
________________________________________________________________________________

ASSETS

Cash and cash equivalents                             $  4,952         $  4,288
Investments - available for sale                             -               43
Finance leases - net                                         -            3,718
Operating leases - net                                       -            2,250
Aircraft held for sale (1) MD-81                             -            1,200
Prepaid expenses and other assets                            -               33
                                                      ________         ________

          Total assets                                $  4,952         $ 11,532
                                                      ========         ========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution payable to partners                      $      -         $  1,448
Accounts payable to General Partner and Affiliates           6              238
Accounts payable and accrued liabilities                   202              112
Aircraft sale security deposit                               -              200
Maintenance reserves                                         -            1,425
Current portion of long-term notes payable                   -              764
Long-term notes payable                                      -            1,256
                                                      ________         ________

          Total liabilities                                208            5,443
                                                      ________         ________

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY

Limited partners (4,625,000 units outstanding)           4,697            6,029
General partner (46,717 units outstanding)                  47               60
                                                      ________         ________

          Total partners' equity                         4,744            6,089
                                                      ________         ________

          Total liabilities and partners' equity      $  4,952         $ 11,532
                                                      ========         ========



See accompanying notes to the condensed financial statements

*The amounts are derived from the December 31, 2003, audited financial statements




                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS


                                           THREE MONTHS ENDED        SIX MONTHS ENDED
(UNAUDITED; IN THOUSANDS                        JUNE 30,                 JUNE 30,
EXCEPT PER UNIT AMOUNTS)                   2004          2003        2004        2003
_______________________________________________________________________________________

REVENUES

Finance lease income                      $     -      $     63     $   43      $   132
Operating lease rentals                       154           360        402          760
Gain on sale of aircraft                      468             -        468            -
Aircraft maintenance reserves income        1,187             -      1,187
Other income                                    9            10          6           17
                                          _______      ________     ______      _______

          Total revenues                    1,818           433      2,106          909
                                          _______      ________     ______      _______


EXPENSES

Interest                                      116            48        156          101
Depreciation                                    0           637         18        1,275
Management fee - general partner              274            65        363          132
Investor reporting                            197            86        292          171
General and administrative                    117            35        281           64
Tax on gross income                           250            30        325           59
Impairment charge on aircraft                   -         7,652        561        7,652
Aircraft maintenance and refurbishing           1            66          7           99
                                          _______      ________     ______      _______

          Total expenses                      955         8,619      2,003        9,553
                                          _______      ________     ______      _______


Net Income (Loss)                         $   863      $ (8,186)    $  103      $(8,644)
                                          =======      ========     ======      =======

Net Income (Loss) Allocated To:

General Partner                           $     9      $    (82)    $    1      $   (86)
                                          =======      ========     ======      =======

Limited Partners                          $   854      $ (8,104)    $  102      $(8,558)
                                          =======      ========     ======      =======

Net Income (Loss) Per Limited
 Partnership Unit                         $  0.18      $  (1.75)    $ 0.02      $ (1.85)
                                          =======      ========     ======      =======


See accompanying notes to the condensed financials statements


                                       4


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


               STATEMENTS OF CHANGES IN PARTNERS' EQUITY ACCOUNTS

                         SIX MONTHS ENDED JUNE 30, 2004


                                GENERAL       LIMITED           TOTAL
(UNAUDITED; IN THOUSANDS)       PARTNER       PARTNERS       PARTNERSHIP
________________________________________________________________________


Balance, January 1, 2003         $ 258        $ 25,497         $25,755

Net Loss                           (86)         (8,558)         (8,644)

Declared Distributions              (6)           (462)           (468)
                                 _____        ________         _______

Balance, June 30, 2003           $ 166        $ 16,477         $16,643
                                 =====        ========         =======


Balance, January 1, 2004         $  60        $  6,029         $ 6,089

Net Income                           1             102             103

Declared Distributions             (14)         (1,434)         (1,448)
                                 _____        ________         _______

Balance, June 30, 2004           $  47        $  4,697         $ 4,744
                                 =====        ========         =======


          See accompanying notes to the condensed financial statements



                  AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
(UNAUDITED; IN THOUSANDS)                                                       2004        2003
__________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $   103     $(8,644)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment charge on aircraft                                                      561       7,652
Depreciation                                                                        18       1,275
Gain on sale of aircraft                                                          (468)          -
Loss on sale of investments                                                         12           -
Decrease in prepaid expenses and other assets                                       33          11
Increase (decrease) in accounts payable and accrued liabilities                     90         (21)
Increase (decrease) in accounts payable to General Partner and Affiliates         (232)        (79)
Increase (decrease) in maintenance reserves                                     (1,425)        370
                                                                               _______     _______
  Net cash (used in) provided by operating activities                           (1,308)        564
                                                                               _______     _______

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of aircraft                                                   6,245           -
Proceeds from sale of investments                                                   31           -
Rental receipts in excess of finance lease income                                  612         520
                                                                               _______     _______

  Net cash provided by investing activities                                      6,888         520
                                                                               _______     _______

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term notes payable                                            (2,020)       (348)
Distributions paid to partners                                                  (2,896)       (468)
                                                                               _______     _______

  Net cash used in financing activities                                         (4,916)       (816)
                                                                               _______     _______

Increase in cash and cash equivalents                                              664         268
Cash and cash equivalents at beginning of period                                 4,288       2,569
                                                                               _______     _______

Cash and cash equivalent at end of period                                      $ 4,952     $ 2,837
                                                                               =======     =======


ADDITIONAL INFORMATION

Interest paid                                                                  $   186     $   104
                                                                               =======     =======


         See accompanying notes to the condensed financials statements


                                       6


                 AIRLEASE LTD., A CALIFORNIA LIMITED PARTNERSHIP


                     NOTES CONDENSED TO FINANCIAL STATEMENTS



SIGNIFICANT ACCOUNTING POLICIES

1. BASIS OF PRESENTATION - The accompanying unaudited condensed financial statements of Airlease Ltd., A California Limited Partnership (the Partnership), reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of the Partnership, necessary to fairly state the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The December 31, 2003, balance sheet included herein is derived from the audited financial statements included in the Partnership's Annual Report and incorporated by reference in the Form 10-KSB for the year ended December 31, 2003. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States for complete financial statements. The statements should be read in conjunction with the Organization and Significant Accounting Policies and other notes to financial statements included in the Partnership's Annual Report for the year ended December 31, 2003.

DISSOLUTION, WINDING UP AND LIQUIDATION OF THE PARTNERSHIP

On March 17, 2004 the Board of Directors of the General Partner directed the General Partner to cease making new aircraft investments, sell the Partnership's remaining aircraft as attractive sale opportunities arise, distribute sales proceeds (after repaying debt and establishing appropriate reserves) to Unitholders after disposition, and dissolve the Partnership when all assets are sold. In May 2004, the Partnership sold all three of the Partnership's aircraft. On June 18, 2004, in response to these sales and pursuant to the provisions of the Amended and Restated Agreement of Limited Partnership of the Partnership, the Board of Directors of the General Partner approved the cessation of the Partnership's business and the dissolution and liquidation of the Partnership. On June 30, 2004, the General Partner of the Partnership filed with the California Secretary of State a certificate of dissolution.

As a consequence of the foregoing developments, the Partnership has now been dissolved and the General Partner has undertaken to wind up the affairs of the Partnership and liquidate its assets. The Partnership has ceased conducting business and, until the Partnership is terminated, the Partnership will engage only in such activities as are necessary to wind up its affairs, pay its creditors and satisfy its liabilities, and distribute its remaining assets. The General Partner presently intends to terminate the Partnership at or before the end of 2004.

On July 12, 2004, the Board of Directors of the General Partner declared a cash distribution of $0.88 per unit payable on August 6, 2004 to Unitholders of record on July 22, 2004, representing a majority of the net available funds. This distribution represents cash from the sale of aircraft net of cash from operations. In declaring this distribution, the Board of Directors determined that the Partnership's remaining assets are reasonably likely to satisfy all creditors and liabilities of the Partnership through termination of the Partnership.

The Board also has determined that it will not declare any further distributions until termination of the Partnership.

MD-82S AIRCRAFT SALE

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

B727-200FH AIRCRAFT SALE

On May 27, 2004, the Partnership completed the sale of one Boeing 727-2D4 aircraft to Federal Express Corporation ("FedEx"), the lessee of the aircraft. The total consideration paid by FedEx was $2,545,000 $794,000 of which was paid to the Partnership and $1,751,000 of which was applied in payment in full of a note collateralized by the aircraft. Included in the payment to the lender was a make-whole payment of $94,000 in accordance with the note agreement and primarily represented the interest expense for the difference of the coupon rate of 7.4% and the current market rate for a similar debt instrument with a corresponding remaining average life.

Since the sale price was expected to be lower than the book value of the lease, an impairment charge of $561,000 was recorded in the first quarter of 2004.

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

INVESTMENT SECURITIES - Investment securities available for sale at December 31, 2003 include 6,975 shares of US Airways Class A common stock received in December 2003 in partial settlement of a claim against US Airways for past due lease payments and damages resulting from US Airways' failure to return three aircraft in the condition prescribed in the lease agreement. These shares are reported at market value, with unrealized gains and losses, net of taxes, reported as a component of cumulative other comprehensive income (loss) in partners' equity. Unrealized gains and losses other-than-temporary impairments related to investment securities are determined using specific identification. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline and the financial health of and specific prospects of the issuer of the investment security. On March 30, 2004, the Partnership sold its 6,975 shares of Common A stock with a settlement date of April 2, 2004. The net sale price of the stock was $31,177. Since the sale price was lower than the investment book value, a loss on sale of $12,208 was recorded as a component of other income in the statement of operations.

MAINTENANCE RESERVES - On certain operating leases the Partnership required the lessees to pay aircraft maintenance reserves. The reserves are applied toward the aircraft's maintenance requirements as they occur. Reserves are collected for engines, airframe, and other aircraft components. The amount of the reserves is based on flight hours. As a result of the sale of the sale of the two MD-82 aircraft in the month of May 2004, the remaining maintenance reserves balance of $1,187,000 was recognized as other income in the second quarter of 2004.

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

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT - Net income (loss) per limited partnership unit is computed by dividing the net loss allocated to the Limited Partners by the weighted average limited partner units outstanding (4,625,000).

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

The cash distributions paid in the first six months of 2004 totaled $2,896,464, of which $28,965 was allocated to the General Partner and $2,867,499 was allocated to the limited partners, or $0.62 per limited partnership unit. The cash distributions represent the regular fourth quarter 2003 and first quarter 2004 distributions of $0.05 per unit each, and two special cash distributions of $0.26 per unit each from the sale of two MD-81 off-lease aircraft.

DECLARED SPECIAL CASH DISTRIBUTIONS - On July 12, 2004, the Board of Directors of the General Partner declared a cash distribution of $0.88 per unit payable on August 6, 2004 to Unitholders of record on July 22, 2004, representing a majority of the net available funds. The $0.88 per unit distribution totals approximately $4,111,000 to be paid to on all units outstanding. Following payment of the $0.88 per unit distribution, the Partnership will have approximately $841,000 in cash and cash equivalents then remaining on hand, which will be used to pay and satisfy the Partnership's creditors and outstanding liabilities, and pay expenses associated with winding up, liquidating and terminating the Partnership. The Board anticipates terminating the Partnership and making a final cash distribution to Unitholders out of its then remaining net available funds at or before the end of 2004.

3. ASSETS AND LIABILITIES LISTING AS OF JUNE 30, 2004 - As part of the dissolution and termination process, the Partnership agreement provides for a listing of the Partnership's assets and liabilities at the time of the Partnership's dissolution and termination. Following is a listing of the Partnership's assets and liabilities as of June 30, 2004, the date of the Partnership's filing of the dissolution certificates with the California Secretary of State:

                ASSETS & Liabilities Schedule as of June 30, 2004

ASSETS (IN THOUSANDS):
Cash and Cash Equivalents                                              $4,952
Warrants for 4,278 of US Airways' Class A Preferred Stock (1)               0
                                                                       ______

Total Assets                                                           $4,952
                                                                       ======

LIABILITIES (IN THOUSANDS):
Accounts payable to General Partner and Affiliaties                    $    6

Accounts Payable and Accrued Liabilities:
   K-1 Processing, Printing and Mailing                                $   85
   SEC and Investor Reporting                                              19
   Tax and Audit Fees                                                      30
   Legal Fees                                                              65
   General and Administrative                                               3
                                                                       ______
Total Accounts Payable and Accrued Liabilities                            202
                                                                       ______

Total Liabilities                                                      $  208
                                                                       ======

(1) The strike price of these warrants is $7.42 per share, substantially lower than the trading price of the stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

The Partnership has included in this report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Partnership's business, operations and financial condition. The words or phrases "can be", "may affect", "may depend", "expect", "believe", "anticipate", "intend", "will", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Partnership cautions you that any forward-looking information provided by or on behalf of the Partnership is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Partnership's control, in addition to those discussed in the Partnership's filings with the Securities and Exchange Commission, including
(i) changes in interest rates; (ii) the costs satisfying and providing for the Partnership's liabilities; and (iii) the costs of winding up, liquidating and dissolving the Partnership. All such forward-looking statements are current only as of the date on which such statements were made. The Partnership does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

DISSOLUTION, WINDING UP AND LIQUIDATION OF THE PARTNERSHIP

On March 17, 2004, the Board of Directors of the General Partner directed the General Partner to cease making new aircraft investments, sell the Partnership's remaining aircraft as attractive sale opportunities arise, distribute sales proceeds (after repaying debt and establishing appropriate reserves) to Unitholders after disposition, and dissolve the Partnership when all assets are sold. In May 2004, the Partnership sold all three of the Partnership's aircraft. On June 18, 2004, in response to these sales and pursuant to the provisions of the Amended and Restated Agreement of Limited Partnership of the Partnership, the Board of Directors of the General Partner approved the cessation of the Partnership's business and the dissolution and liquidation of the Partnership. On June 30, 2004, the General Partner of the Partnership filed with the California Secretary of State a certificate of dissolution.

As a consequence of the foregoing developments, the Partnership has now been dissolved and the General Partner has undertaken to wind up the affairs of the Partnership and liquidate its assets. The Partnership has ceased conducting business and, until the Partnership is terminated, the Partnership will engage only in such activities as are necessary to wind up its affairs, pay its creditors and satisfy its liabilities, and distribute its remaining assets. The General Partner presently intends to terminate the Partnership at or before the end of 2004.

On July 12, 2004, the Board of Directors of the General Partner declared a cash distribution of $0.88 per unit payable on August 6, 2004 to Unitholders of record on July 22, 2004, representing a majority of the net available funds. This distribution represents both cash from the sale of aircraft in May 2004 and cash from operations. In declaring this distribution, the Board of Directors determined that the Partnership's remaining assets are reasonably likely to satisfy all creditors and liabilities of the Partnership through termination of the Partnership.

The Board also has determined that it will not declare any further distributions until termination of the Partnership.

RESULTS OF OPERATIONS

The Partnership reported net income $863,000 in the second quarter ended June 30, 2004, compared with last year's second quarter loss of $8,186,000. Revenues for the 2004 second-quarter were $1,818,000, compared with last year's second quarter revenues of $433,000. Net income for the first six months of 2004 was $103,000, compared with a net loss of $8,644,000 for the first six months of 2003. Revenues for the six-month period of 2004 were $2,106,000, compared with revenues of $909,000 for the first six months of 2003.

The increased earnings in the first half of 2004 as compared with the same period of 2003 is primarily due to increased revenues and reduced expenses for the first six months of 2004 compared to the first six months of 2003. Increased revenues and reduced expenses also led to net income for the three months ended June 30, 2004 compared to a net loss for the comparable period of 2003.

Revenue increased in during the first six months of 2004 compared to the first six months of 2003 primarily as a result of the recording of $468,000 in gain on sale associated with the two MD-82 aircraft that were sold in May 2004 and to the recognition in other income of $1,187,000 of maintenance reserves associated with two sold aircraft.

Expenses for the first six months of 2004 were $2,003,000, a decrease of $7,550,000 from $9,553,000 for the comparable 2003 period. The decrease in expenses is primarily due to lower aircraft impairment charges of $561,000 during the first six months of 2004 compared to $7,652,000 of impairment charges for the first six months of 2003. Expenses for the three months ended June 30, 2004 also decreased compared to expenses for the comparable period in 2003 primarily for the same reason. Taxes on gross income increased substantially during the three months ended June 2004 due to the payment of taxes associated with sale of aircraft in May 2004.

CLOSING AND POST-CLOSING EXPENSE ESTIMATES

In the course of winding up, liquidating and terminating the Partnership, certain operating expenses will be incurred until the Partnership is terminated. Among these expenses are expenses relating to processing and producing Unitholders' Form K-1 reports for the 2004 taxable year, expenses associated with preparing and filing periodic reports with the Securities and Exchange Commission, preparing the Partnership's 2004 tax return, accounting and legal fees, and various other miscellaneous expenses. Following is a schedule outlining the estimates of these expenses:

2004 K-1 Processing, Printing and Mailing                        $170,000
SEC and Investor Reporting (including transfer agent fees)         47,000
Tax and Accounting Services                                        51,000
Legal Fees (including fees associated with aircraft sales)        110,000
General, Administrative, and Other Expenses                        37,000
                                                                 ________
Total Estimated Closing and Post-Closing Expenses                $415,000
                                                                 ========

These estimates are based on information currently available to the General Partner and represent the General Partner's current belief as to the types and amounts of expenses that the General Partner presently expects will be incurred through termination of the Partnership. The actual expenses incurred by the Partnership through termination may be greater or less than these estimates since many of these estimates cannot be quantified precisely at this time.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Partnership's assets consisted of only cash and cash equivalents in the amount of $4,952,000. Since the Partnership has now been dissolved, it will not conduct any business activities and will only undertake such other activities as are necessary to wind up the Partnership's affairs, pay its creditors and satisfy its liabilities, and distribute its remaining assets. As discussed below under "Declared Distributions," the Board of Directors of the General Partnership declared on July 12, 2004 a distribution to Unitholders representing a majority of the Partnership's net available funds.

In conjunction with the sale of the FedEx aircraft, the Partnership paid off its only long-term debt facility. This 7.4% non-recourse note collateralized by one aircraft leased to FedEx was due to mature in April 2006. The pay-off amount was $1,751,000, which included a make-whole payment of $94,000 in accordance with the note agreement and primarily represented the interest expense for the difference of the coupon rate of 7.4% and the current market rate for a similar debt instrument with a corresponding remaining average life.

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

The cash distributions paid in the first six months of 2004 totaled $2,896,464, of which $28,965 was allocated to the General Partner and $2,867,499 was allocated to the limited partners, or $0.62 per limited partnership unit. The cash distributions represent the regular fourth quarter 2003 and first quarter 2004 distributions of $0.05 per unit each, and two special cash distributions of $0.26 per unit each from the sale of two MD-81 off-lease aircraft.

DECLARED  DISTRIBUTIONS

On July 12, 2004, the Board of Directors of the General Partner declared a cash distribution of $0.88 per unit payable on August 6, 2004 to Unitholders of record on July 22, 2004, representing a majority of the net available funds. The $0.88 per unit distribution totals approximately $4,111,000 to be paid to on all units outstanding. Following payment of the $0.88 per unit distribution, the Partnership will have approximately $841,000 in cash and cash equivalents then remaining on hand, which will be used to pay and satisfy the Partnership's creditors and outstanding liabilities, pay expenses associated with winding up, liquidating and terminating the Partnership. The Board anticipates terminating the Partnership and making a final cash distribution to Unitholders out of its then remaining net available funds at or before the end of 2004.

PORTFOLIO MATTERS

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

On May 27, 2004, the Partnership completed the sale of one Boeing 727-2D4 aircraft to Federal Express Corporation ("FedEx"), the lessee of the aircraft. The total consideration paid by FedEx was $2,545,000, of which $1,751,000 was paid to the lender in payment in full of a note collateralized by the aircraft. Since the sale price was expected to be lower than the book value of the lease, an impairment charge of $561,000 was recorded in the first quarter of 2004.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2002, the Partnership commenced litigation against US Airways seeking to recover damages for US Airways' failure to return three aircraft leased to US Airways in the condition prescribed in the lease following lease expiration on October 1, 2001 and to pay rent due on such aircraft. US Airways subsequently filed for bankruptcy, and the owner trustee for the Partnership (the "Owner Trustee") filed a proof of claim in the bankruptcy case in the amount of $13.0 million with respect to the aircraft. In September 2003, the Owner Trustee and US Airways entered into a stipulation providing for the allowance of an unsecured claim in the bankruptcy case in the amount of $9.3 million. In its Disclosure Statement dated January 17, 2003, filed as part of its proposed plan of reorganization, US Airways projected that it would pay between 1.2% and 1.8% on unsecured claims. In December 2003, the Partnership received a partial distribution from US Airways in the form of company Class A Common stock and Warrants redeemable for Class A Preferred stocks. The Partnership received 6,975 shares of Class A Common stock, which were valued as of December 31, 2003 at $43,385 ($6.22 per share) and warrants for 4,278 of Class A Preferred stock. No value was recorded on the Preferred stock since the per share strike price of $7.42 was higher than the closing stock price of $6.22 at December 31, 2003. On March 30, 2004, the Partnership sold its 6,975 shares of Common A stock with a settlement date of April 2, 2004. The net sale price of the stock was $31,177. Since the sale price was lower than the investment book value, a loss on sale of $12,208 was recorded in the first quarter of 2004 and included in other income in the statement of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits:


                3.1    Fourth Amendment to Amended and Restated Partnership
                       Agreement

               31.1    Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

               31.2    Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

               32.1    Certification of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

               32.2    Certification of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

               99.1    Press release issued by the Partnership on July 12, 2004

               99.2    Independent Accountant's Report



               Reports on Form 8-K

               On May 14, 2004, the Partnership filed a report on Form 8-K dated May 10, 2004, disclosing under Item 2 the completion of the sale by the Partnership of two MD-82 aircraft and related assets to Jetran International Ltd.

               On June 6, 2004, the Partnership filed a report on Form 8-K dated May 27, 2004, disclosing under Item 2 the completion of the sale by the Partnership of one B727-200FH aircraft and related assets to FedEx Corporation.

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



                                   AIRLEASE LTD., A CALIFORNIA LIMITED
                                   PARTNERSHIP

                                   By:  Airlease Management Services, Inc.
                                        General Partner


July 15, 2004                      By: /s/ DAVID B. GEBLER
_____________                          __________________________________
Date                                    David B. Gebler
                                        Chairman, Chief Executive Officer
                                        and President


July 15, 2004                      By: /s/ ROBERT A. KEYES
_____________                          __________________________________
Date                                    Robert A. Keyes
                                        Chief Financial Officer

                                  EXHIBIT INDEX


       EXHIBIT NUMBER      DESCRIPTION

(a) Exhibits:

             3.1     Fourth Amendment to Amended and Restated Partnership
                     Agreement

            31.1     Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

            31.2     Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

            32.1     Certification of Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

            32.2     Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

            99.1     Press release issued by the Partnership on July 12, 2004.

            99.2     Independent Accountant's Report



            Reports on Form 8-K

            On May 14, 2004, the Partnership filed a report on Form 8-K dated May 10, 2004, disclosing under Item 2 the completion of the sale by the Partnership of two MD-82 aircraft and related assets to Jetran International Ltd.

            On June 6, 2004, the Partnership filed a report on Form 8-K dated May 27, 2004, disclosing under Item 2 the completion of the sale by the Partnership of one B727-200FH aircraft and related assets to FedEx Corporation .